Form 10-Q
period 2007-03-31
Entergy Louisiana, LLC; ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC; ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC
filed 2007-05-10
CIK 1348952, 44570, 7323, 65984, 202584, 71508, 66901

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, LA 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 529 New Orleans, Louisiana 70112 Telephone (504) 670-3620 72-0273040

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631 74-0662730	1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, LA 70802 Telephone (225) 381-5868 75-3206126

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
	Large accelerated filer	Accelerated filer	Non-accelerated filer
Entergy Corporation	Ö
Entergy Arkansas, Inc.			Ö
Entergy Gulf States, Inc.			Ö
Entergy Louisiana, LLC			Ö
Entergy Mississippi, Inc.			Ö
Entergy New Orleans, Inc.			Ö
System Energy Resources, Inc.			Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock Outstanding		Outstanding at April 30, 2007
Entergy Corporation	($0.01 par value)	197,264,890

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2006, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "intends," "plans," "predicts" and "estimates" and similar expressions are intended to identify forward-looking statements but are not the only means to identify these statements. Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made. Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties. There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management's Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement, Entergy's utility supply plan, recovery of storm costs, and recovery of fuel and purchased power costs
  Entergy's and its subsidiaries' ability to manage their operation and maintenance costs changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the implementation of the independent coordinator of transmission that includes Entergy's utility service territory, and the application of market power criteria by the FERC the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the outcome of the Chapter 11 bankruptcy proceeding of Entergy New Orleans, and the impact of this proceeding on other Entergy companies the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  Entergy's ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, and the prices and availability of fuel and power Entergy must purchase for its utility customers, and Entergy's ability to meet credit support requirements for fuel and power supply contracts volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the Non-Utility Nuclear business uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal

FORWARD-LOOKING INFORMATION (Concluded)
  resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from federal energy legislation, including the effects of PUHCA repeal changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances advances in technology
  the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards and corporate governance
  Entergy's ability to attract and retain talented management and directors

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

AEEC	Arkansas Electric Energy Consumers
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Average realized price per MWh	Revenue per MWh billed
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
EITF	FASB's Emerging Issues Task Force
Energy Commodity Services	Entergy's business segment that includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
Entergy Louisiana	Entergy Louisiana Holdings, Inc. and Entergy Louisiana, LLC
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
firm liquidated damages

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2006 filed by Entergy Corporation and its Registrant Subsidiaries with the SEC
FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
GWh billed	Total number of GWh billed to all customers
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt

DEFINITIONS (Continued)
Abbreviation or Acronym	Term

kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	One thousand cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates six nuclear power plants and sells electric power produced by those plants primarily to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005, which repealed PUHCA 1935, among other things
PURPA	Public Utility Regulatory Policies Act of 1978
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources

DEFINITIONS (Concluded)
Abbreviation or Acronym	Term

System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced or planned outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power unit-contingent with availability guarantees

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced or planned outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power unless the actual availability over a specified period of time is below an availability threshold specified in the contract

Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf

UK	The United Kingdom of Great Britain and Northern Ireland
Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the estimated effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Non-Utility Nuclear.

  Utility generates, transmits, distributes, and sells electric power in a four-state service territory that includes portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.
  Non-Utility Nuclear owns and operates six nuclear power plants located in the northern United States and sells the electric power produced by those plants primarily to wholesale customers. This business also provides services to other nuclear power plant owners.

In addition to its two primary, reportable, operating segments, Entergy also operates the non-nuclear wholesale assets business. The non-nuclear wholesale assets business sells to wholesale customers the electric power produced by power plants that it owns while it focuses on improving performance and exploring sales or restructuring opportunities for its power plants.

Hurricane Katrina and Hurricane Rita

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which in August and September 2005 caused catastrophic damage to portions of the Utility's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area.

Entergy has reached an agreement with one of its excess insurers under which Entergy will receive $69.5 million in settlement of its Hurricane Katrina claim. Entergy expects that $53.7 million of this amount will be allocated to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved the agreement on April 25, 2007. Entergy expects to receive the proceeds under the settlement agreement by the end of May 2007.

Community Development Block Grants (CDBG)

See the Form 10-K for a discussion of the Katrina Relief Bill, a hurricane aid package that includes $11.5 billion in Community Development Block Grants (for the states affected by Hurricanes Katrina, Rita, and Wilma) that allows state and local leaders to fund individual recovery priorities.

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for the gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans received $171.7 million of the funds on April 27, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Entergy New Orleans Bankruptcy

See the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007.

Following are significant terms in Entergy New Orleans' plan of reorganization:

  Entergy New Orleans will pay in full, in cash, within 15 days of the effective date, the allowed third-party prepetition accounts payable (estimated at $29.5 million).
  Entergy New Orleans will issue notes due in three years in satisfaction of its affiliate prepetition accounts payable (estimated at $69.5 million), including its indebtedness to the Entergy System money pool.
  `Entergy New Orleans will also pay interest from September 23, 2005 on the third-party and affiliate accounts payable at the Louisiana judicial rate of interest in 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% thereafter. The Louisiana judicial rate of interest is 9.5% for 2007.
  Entergy New Orleans will repay to Entergy Corporation, in full, in cash, within 15 days of the effective date, the outstanding borrowings under the debtor-in-possession (DIP) credit agreement. On May 8, 2007, Entergy New Orleans had $67 million of outstanding borrowings under the DIP credit agreement.
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans will pay, on the effective date, the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.
  Entergy New Orleans' preferred stock will remain outstanding on its current dividend terms, with payment, within 15 days of the effective date, of unpaid preferred dividends in arrears.
  Litigation claims will generally be unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

Entergy New Orleans currently estimates that the prepetition claims that will be allowed and paid (either in cash or by notes) in the bankruptcy case will approximate the prepetition liabilities currently recorded by Entergy New Orleans, including interest.

With confirmation of the plan of reorganization, Entergy expects to reconsolidate Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation will not affect the amount of net income that Entergy records from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' results being included in each individual income statement line item in 2007, rather than just its net income being presented as "Equity in earnings (loss) of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

Results of Operations

Following are income statement variances for Utility, Non-Utility Nuclear, Parent & Other, and Entergy comparing the first quarter 2007 to the first quarter 2006 showing how much the line item increased or (decreased) in comparison to the prior period:
	Utility	Non-Utility Nuclear	Parent & Other (1)	Entergy
	(In Thousands)

2006 Consolidated Net Income	$119,752	$81,530	($7,654)	$193,628

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	34,212	72,267	(26,998)	79,481
Other operation and maintenance expenses	26,208	(3,459)	(11,210)	11,539
Taxes other than income taxes	6,680	(1,270)	4,161	9,571
Depreciation	17,413	1,146	384	18,943
Other income	9,900	(442)	7,101	16,559
Interest charges	5,848	(5,163)	10,080	10,765
Other expenses and discontinued operations	1,058	2,112	(2,238)	932
Income taxes	2,207	31,819	(8,303)	25,723

2007 Consolidated Net Income	$104,450	$128,170	($20,425)	$212,195

(1)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter of 2007 to the first quarter of 2006.
Amount
(In Millions)

2006 net revenue	$924.2
Volume/weather	68.1
Base revenues	26.8
Pass-through rider revenue	8.5
Net wholesale revenue	(19.0)
Fuel recovery	(25.6)
Purchased power capacity	(37.2)
Other	12.6
2007 net revenue	$958.4

The volume/weather variance resulted primarily from increased electricity usage, including increased usage during the unbilled sales period and more favorable weather compared to the same period in 2006. Billed usage increased by a total of 1,015 GWh, an increase of 5%. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The base revenues variance resulted from rate increases primarily at Entergy Louisiana effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing purchased power capacity costs and for the interim recovery of storm costs. The formula rate plan filing is discussed in Note 2 to the financial statements in the Form 10-K.

The pass-through rider revenue variance is due to a change in 2006 in the accounting for city franchise tax revenues in Arkansas as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes, resulting in no effect on net income.

The net wholesale revenue variance is primarily due to decreased results from wholesale contracts and lower wholesale prices.

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in the first quarter of 2006 in Entergy Gulf States' Louisiana jurisdiction and a reserve for potential rate refunds in the first quarter of 2007 in Entergy Gulf States' Texas jurisdiction as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The purchased power capacity variance is due to higher capacity charges and new purchased power contracts that began in mid-2006. A portion of the variance is due to the amortization of deferred capacity costs and is offset in base revenues due to base rate increases implemented to recover incremental deferred and ongoing purchased power capacity charges at Entergy Louisiana, as discussed above.

Non-Utility Nuclear

Net revenue increased for Non-Utility Nuclear primarily due to higher pricing in its contracts to sell power, partially offset by reduced production as a result of a refueling outage in the first quarter of 2007. There were no refueling outages in the first quarter of 2006. Following are key performance measures for Non-Utility Nuclear for the first quarters of 2007 and 2006:

	2007	2006

Net MW in operation at March 31	4,200	4,135
Average realized price per MWh	$55.11	$44.28
GWh billed	8,315	8,763
Capacity factor	90.5%	97.1%

Parent & Other

Net revenue decreased for Parent & Other primarily due to lower production as a result of an additional plant outage in the first quarter 2007 compared to the same period in 2006.

Other Operation and Maintenance Expenses

Utility

Other operation and maintenance expenses increased from $359 million for the first quarter of 2006 to $385 million for the first quarter of 2007 primarily due to:

  an increase of $9 million in transmission expenses, including transmission system maintenance, independent coordinator of transmission expenses, and loss reserves;
  an increase of $7 million in distribution expenses, including higher labor and contract costs and the timing of vegetation maintenance costs compared to 2006;
  an increase of $5 million as a result of higher insurance premiums due to amending coverage in mid-2006 in addition to the timing of premium payments compared to 2006;
  an increase of $3 million in nuclear outage preparation costs and higher NRC fees; and
  an increase of $3 million in legal services fees.

Parent & Other

Other operation and maintenance expenses decreased from $20 million for the first quarter of 2006 to $9 million for the first quarter of 2007 primarily due to restoration expenses at the Harrison County plant incurred in the first quarter of 2006.

Other Income

Utility

Depreciation and amortization expenses increased from $186 million for the first quarter of 2006 to $203 million for the first quarter of 2007 primarily due to an increase in plant in service.

Other income increased from $43 million for the first quarter of 2006 to $53 million for the first quarter of 2007 primarily due to carrying charges on storm costs.

Income Taxes

The effective income tax rates for the first quarters of 2007 and 2006 were 39.9% and 36.8%, respectively. The difference in the effective income tax rate versus the statutory rate of 35% for the first quarter of 2007 is primarily due to book and tax timing differences for utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage from 2006 to 2007 is the result of additional borrowings under Entergy Corporation's revolving credit facilities, along with a decrease in shareholders' equity primarily due to repurchases of common stock.

	March 31, 2007	December 31, 2006

Net debt to net capital	51.8%	49.4%
Effect of subtracting cash from debt	2.9%	2.9%
Debt to capital	54.7%	52.3%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders' equity, and preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

As discussed in the Form 10-K, Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility expires in May 2010 and the three-year facility expires in December 2008. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of both the three-year and the five-year credit facilities. Following is a summary of the borrowings outstanding and capacity available under these facilities as of March 31, 2007:
Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$895	$79	$1,026
3-Year Facility	$1,500	$540	$-	$960

See Note 4 to the financial statements for additional discussion of Entergy's credit facilities, and see Part II, Item 5 for an update of the borrowings outstanding as of May 8, 2007.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of planned construction and other capital investments by operating segment for 2007 through 2009.

In April 2007, Entergy's Non-Utility Nuclear business purchased the 798 MW Palisades nuclear energy plant located near South Haven, Michigan from Consumers Energy Company for a cash payment of $380 million. Entergy received the plant, nuclear fuel, inventories, and other assets. The liability to decommission the plant, as well as related decommissioning trust funds of approximately $250 million, was also transferred to Entergy's Non-Utility Nuclear business. Entergy's Non-Utility Nuclear business executed a unit contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant's output, excluding any future uprates. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. In the first quarter 2007, the NRC renewed Palisades' operating license until 2031. Also as part of the transaction, Consumers Energy paid Entergy's Non-Utility Nuclear business $30 million to assume responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.

In April 2007, Entergy Louisiana announced that it plans to pursue the self-build solid fuel repowering of a 538MW unit at its Little Gypsy plant.  Petroleum coke will be the unit's primary fuel source.  Entergy Louisiana expects to spend $1.02 billion on the project, and expects the project to be completed in 2011-2012. The planned capital investment estimate in the Form 10-K included the capital required for a project of this type.

Debtor-in-Possession Credit Agreement

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility between Entergy New Orleans as borrower and Entergy Corporation as lender. As of March 31, 2007, Entergy New Orleans had $42 million of outstanding borrowings under the DIP credit agreement. During April 2007, at the same time that it made a scheduled pension plan contribution, Entergy New Orleans borrowed under the DIP credit agreement, and on May 8, 2007 had $67 million of outstanding borrowings under the DIP credit agreement.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the three months ended March 31, 2007 and 2006 were as follows:
	2007	2006
	(In Millions)

Cash and cash equivalents at beginning of period	$1,016	$583

Cash flow provided by (used in):
Operating activities	476	1,012
Investing activities	(253)	(859)
Financing activities	(159)	16
Net increase in cash and cash equivalents	64	169

Cash and cash equivalents at end of period	$1,080	$752

Operating Activities

Entergy's cash flow provided by operating activities decreased by $536 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Following are cash flows from operating activities by segment:

  Utility provided $318 million in cash from operating activities in 2007 compared to providing $483 million in 2006, primarily due to decreased collection of fuel costs and the catch-up in receivable collections in 2006 due to delays caused by the hurricanes in 2005, partially offset by pension funding and storm restoration spending in 2006.
  Non-Utility Nuclear provided $216 million in cash from operating activities in 2007 compared to providing $213 million in 2006.
  Parent & Other used $58 million in cash from operating activities in 2007 compared to providing $316 million in 2006, primarily due to receipt of a $344 million income tax refund in 2006. The income tax refund was received by Entergy Corporation (including $71 million attributable to Entergy New Orleans) as a result of net operating loss carry back provisions contained in the Gulf Opportunity Zone Act of 2005. In accordance with Entergy's intercompany tax allocation agreement, $273 million of the refund was distributed to the Utility business in April 2006, with most of the remainder distributed to Non-Utility Nuclear.

Investing Activities

Net cash used in investing activities decreased by $606 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to the following activity:

  Construction expenditures were $379 million lower in 2007 than in 2006, primarily due to storm restoration expenditures in the Utility business in 2006.
  Entergy Mississippi realized proceeds in 2007 from $100 million of investments held in trust that were received from a bond issuance in 2006 and used to redeem bonds in 2007.
  The purchase of the 480 MW Attala power plant by Entergy Mississippi in January 2006.

Financing Activities

Financing activities used $159 million of cash for the three months ended March 31, 2007 compared to providing $16 million of cash for the three months ended March 31, 2006 primarily due to the following activity:

  Entergy Mississippi redeemed $100 million of first mortgage bonds in 2007 and issued $100 million of first mortgage bonds in 2006.
  Entergy Corporation repurchased $558 million of its common stock in the first quarter 2007, and did not repurchase any shares of its common stock in the first quarter 2006.
  Entergy Arkansas issued $75 million of preferred stock in March 2006.

This activity was offset by Entergy Corporation increasing the net borrowings under its credit facilities by $615 million in the first quarter 2007, compared to increasing the net borrowings under its credit facilities by $20 million in the first quarter 2006. See Note 4 to the financial statements for a description of the Entergy Corporation credit facilities.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation, federal regulation, and market and credit risk sensitive instruments. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

See the Form 10-K for a chart summarizing material rate proceedings. See Note 2 to the financial statements herein for updates to the proceedings discussed in that chart.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings. Following are updates to that discussion.

System Agreement Proceedings

During March and April 2007, the Utility operating companies made four separate filings with the FERC proposing modifications to the formula used to calculate the rough production cost equalization payments/receipts.  The proposed modifications will (1) continue to reflect in the calculation the results of the Utility operating companies' gas hedging program for boiler fuel; (2) confirm the allocation of an individual Utility operating company's bandwidth payment/receipt to its wholesale loads, if any, and establish the allocation between retail jurisdictions in the case of Entergy Louisiana and Entergy Gulf States that provide retail service to customers in two separate jurisdictions; (3) modify the basis for functionalizing certain categories of costs among the Utility operating companies to be consistent with other service schedules in the System Agreement; and (4) properly reflect in the calculation property under capital lease.  The Utility operating companies have requested that all four filings be allowed to become effective no later than May 29, 2007 so that they can be reflected in the calculation of the first payments/receipts.  The APSC, LPSC, MPSC, City Council, and the AEEC have each intervened and in some instances protested one or more of these four filings. Separately, on April 3, 2007, the LPSC filed a complaint with the FERC in which it seeks to have the FERC order the following modifications to the rough production costs equalization calculation: (1) elimination of interruptible loads from the methodology used to allocate demand-related capacity costs; and (2) change of the method used to re-price energy from the Vidalia hydroelectric project for purposes of calculating production cost disparities. Entergy has filed an intervention and protest in this proceeding.

In conjunction with the recent application of Entergy Gulf States and Calcasieu Power, LLC seeking FERC approval of Entergy Gulf States' acquisition of the Calcasieu Generating Facility, the Utility operating companies filed a Petition for Declaratory Order requesting that the FERC find either (1) that in those circumstances where a resource to be acquired or constructed has been determined by Entergy's Operating Committee to be a resource devoted to serving Entergy System load and has been approved by the applicable retail regulator, the cost of such resource shall be reflected in the production cost disparity calculation; or (2) that Entergy Gulf States' acquisition of the Calcasieu facility is prudent and the costs are properly reflected in the production cost disparity calculation.  The APSC, LPSC, MPSC, City Council, NRG, Occidental, LEUG, AEEC, and EPSA have intervened in the proceeding, with the APSC, LPSC, and City Council filing protests.

On April 3, 2007, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC's appeal of the FERC's March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies' interruptible loads.  In its opinion, the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.

On April 27, 2007, the FERC denied the requests for rehearing filed regarding the Utility operating companies' compliance filing to implement the System Agreement decision, with one exception regarding the issue of retrospective refunds. That issue will be addressed subsequent to the remanded proceeding involving the interruptible load decision discussed in the previous paragraph.

Independent Coordinator of Transmission (ICT)

As discussed in the Form 10-K, in the FERC's April 2006 order approving Entergy's ICT proposal, the FERC stated that the weekly procurement process (WPP) must be operational within approximately 14 months of the FERC order, or June 24, 2007, or the FERC may reevaluate all approvals to proceed with the ICT.  The Utility operating companies have been working with the ICT and a software vendor to develop the software and systems necessary to implement the WPP and currently expect that the WPP will commence operations on June 18, 2007.  The software and systems are still being developed and tested, however.  Entergy will notify the FERC as soon as practicable if it and the ICT determine that the June 24, 2007 deadline for implementing the WPP cannot be met. The Utility operating companies also filed with the FERC on April 24, 2007 a request to make certain corrections and limited modifications to the current WPP tariff provisions and requested that the FERC allow these proposed changes to go into effect no later than June 18, 2007.  Additionally, Entergy Gulf States and Entergy Louisiana are required to file with the LPSC a compliance filing for review of the model to be used in the WPP prior to receiving final approval for implementation of the WPP.  The Utility operating companies currently expect to submit the required compliance filing during May 2007.

Available Flowgate Capacity (AFC) Proceeding

In accordance with the provisions of the FERC order approving the ICT, during the first quarter 2007 the Utility operating companies notified the FERC, the ICT, and the stakeholders that certain instances had been identified in which software errors related to the AFC process had resulted in the reporting of inaccurate data.  Following the reporting of the initial errors, certain market participants urged the FERC to move forward with the AFC hearing process in light of those errors.  In April 2007, the FERC issued an order terminating the AFC hearing, now that Entergy's ICT has been installed. Requests for rehearing of the FERC order canceling the AFC hearing are due in May 2007.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business, unless otherwise contracted, is subject to the variability of market power prices. Following is an updated summary of the amount of the Non-Utility Nuclear business' output that is sold forward as of March 31, 2007 under physical or financial contracts (2007 represents the remaining three quarters of the year):

	2007	2008	2009	2010	2011
Non-Utility Nuclear (including Palisades acquisition):
Percent of planned generation sold forward:
Unit-contingent	44%	48%	38%	25%	23%
Unit-contingent with availability guarantees (1)	45%	36%	28%	22%	7%
Firm liquidated damages	6%	4%	0%	0%	0%
Total	95%	88%	66%	47%	30%
Planned generation (TWh)	30	41	41	41	42
Average contracted price per MWh	$48	$54	$57	$53	$47

(1)

A sale of power on a unit contingent basis coupled with a guarantee of availability provides for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold. All of Entergy's outstanding guarantees of availability provide for dollar limits on Entergy's maximum liability under such guarantees.

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly if power market prices drop below PPA prices, which has not happened thus far and is not expected in the foreseeable future.

See the Form 10-K for a discussion of Non-Utility Nuclear's value sharing agreements with NYPA involving energy sales from the Fitzpatrick and Indian Point 3 power plants. Non-Utility Nuclear calculated that nothing was owed to NYPA under the value sharing agreements for 2005. On November 1, 2006, NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA under these agreements for 2005. Non-Utility Nuclear filed a motion in New York state court to determine whether NYPA's claim should be decided by a court as opposed to an arbitrator. In February 2007, the court issued an order denying Non-Utility Nuclear's request, and NYPA's claim is now in binding arbitration. Non-Utility Nuclear has also calculated that nothing was owed to NYPA under the value sharing agreements for 2006. On April 24, 2007, NYPA filed an amended demand for arbitration claiming that an additional $54 million was due to NYPA under the value sharing agreements for 2006. With respect to both of these claims, Non-Utility Nuclear disagrees with NYPA's interpretation of the value sharing agreements, believes it has meritorious defenses to NYPA's claims, and intends to defend against those claims vigorously.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Non-Utility Nuclear sells power. The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2007, based on power prices at that time, Entergy had in place as collateral $797 million of Entergy Corporation guarantees for wholesale transactions, including $73 million of guarantees that support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount of up to $297 million if gas prices increase $1 per MMBtu in both the short- and long-term markets. In the event of a decrease in Entergy Corporation's credit rating to below investment grade, Entergy will be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward as of March 31, 2007 (2007 represents the remaining three quarters of the year):

	2007	2008	2009	2010	2011
Non-Utility Nuclear (including Palisades acquisition):
Percent of capacity sold forward:
Bundled capacity and energy contracts	23%	27%	27%	27%	26%
Capacity contracts	63%	39%	26%	9%	3%
Total	86%	66%	53%	36%	29%
Planned net MW in operation	4,998	4,998	4,998	4,998	4,998
Average capacity contract price per kW per month	$1.7	$1.4	$1.3	$1.7	$2.0
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	92%	83%	60%	39%	22%
Average contract revenue per MWh	$49	$54	$58	$54	$47

As of March 31, 2007, approximately 98% of Non-Utility Nuclear's counterparty exposure from energy and capacity contracts is with counterparties with investment grade credit ratings.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) during the first quarter of 2007. SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy is in the process of evaluating the potential effect of making this accounting election.

In June 2006, the EITF reached a consensus on EITF Issue 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF 06-3). The scope of this issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. Under EITF 06-3, the presentation of taxes within the scope of this issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes reported on a gross basis, the amounts of those taxes in interim and annual financial statements, for each period for which an income statement is presented, should be disclosed if those amounts are significant. Entergy's policy is to present such taxes on a net basis. EITF 06-3 did not affect Entergy's financial statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
	2007	2006
	(In Thousands, Except Share Data)

OPERATING REVENUES
Electric	$2,064,653	$2,092,933
Natural gas	37,928	37,415
Competitive businesses	497,649	437,683
TOTAL	2,600,230	2,568,031

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	709,981	840,171
Purchased power	477,753	461,370
Nuclear refueling outage expenses	42,975	41,993
Other operation and maintenance	540,969	529,430
Decommissioning	37,785	35,596
Taxes other than income taxes	112,909	103,338
Depreciation and amortization	224,331	205,388
Other regulatory charges (credits) - net	22,507	(44,018)
TOTAL	2,169,210	2,173,268

OPERATING INCOME	431,020	394,763

OTHER INCOME
Allowance for equity funds used during construction	16,067	15,459
Interest and dividend income	57,768	43,831
Equity in earnings of unconsolidated equity affiliates	4,534	3,586
Miscellaneous - net	(5,141)	(6,207)
TOTAL	73,228	56,669

INTEREST AND OTHER CHARGES
Interest on long-term debt	119,854	120,481
Other interest - net	31,297	17,261
Allowance for borrowed funds used during construction	(9,631)	(9,045)
Preferred dividend requirements and other	5,980	8,038
TOTAL	147,500	136,735

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	356,748	314,697

Income taxes	144,553	118,830

INCOME FROM CONTINUING OPERATIONS	212,195	195,867

LOSS FROM DISCONTINUED OPERATIONS (net of income tax
benefit of ($1,204))	-	(2,239)

CONSOLIDATED NET INCOME	$212,195	$193,628

Basic earnings (loss) per average common share:
Continuing operations	$1.06	$0.94
Discontinued operations	-	($0.01)
Basic earnings per average common share	$1.06	$0.93
Diluted earnings (loss) per average common share:
Continuing operations	$1.03	$0.93
Discontinued operations	-	($0.01)
Diluted earnings per average common share	$1.03	$0.92
Dividends declared per common share	$0.54	$0.54

Basic average number of common shares outstanding	200,549,935	207,732,341
Diluted average number of common shares outstanding	206,133,440	211,374,512

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$212,195	$193,628
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	10,931	42,162
Other regulatory charges (credits) - net	22,507	(44,018)
Depreciation, amortization, and decommissioning	262,117	241,807
Deferred income taxes, investment tax credits, and non-current taxes accrued	368,709	370,774
Equity in earnings of unconsolidated equity affiliates - net of dividends	(4,534)	(1,412)
Changes in working capital:
Receivables	63,874	328,019
Fuel inventory	(4,648)	(28,607)
Accounts payable	(288,421)	(256,420)
Taxes accrued	(187,324)	35,968
Interest accrued	(20,827)	(16,861)
Deferred fuel	151,853	199,619
Other working capital accounts	(110,493)	140,795
Provision for estimated losses and reserves	(15,918)	15,029
Changes in other regulatory assets	68,790	(75,674)
Other	(52,702)	(132,294)
Net cash flow provided by operating activities	476,109	1,012,515

INVESTING ACTIVITIES
Construction/capital expenditures	(284,731)	(664,178)
Allowance for equity funds used during construction	16,067	15,459
Nuclear fuel purchases	(184,806)	(91,027)
Proceeds from sale/leaseback of nuclear fuel	114,486	8,827
Proceeds from sale of assets and businesses	2,617	-
Payment for purchase of plant	-	(88,199)
Decrease in other investments	113,027	12,340
Proceeds from nuclear decommissioning trust fund sales	160,007	283,874
Investment in nuclear decommissioning trust funds	(189,536)	(312,417)
Other regulatory investments	-	(23,448)
Net cash flow used in investing activities	(252,869)	(858,769)

See Notes to Financial Statements.

18

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
	2007	2006
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	820,016	748,584
Preferred stock	-	73,354
Common stock and treasury stock	30,889	11,805
Retirement of long-term debt	(334,873)	(655,649)
Repurchase of common stock	(558,186)	-
Redemption of preferred stock	(2,250)	(2,250)
Changes in credit line borrowings - net	-	(40,000)
Dividends paid:
Common stock	(108,967)	(112,190)
Preferred stock	(5,987)	(7,661)
Net cash flow provided by (used in) financing activities	(159,358)	15,993

Effect of exchange rates on cash and cash equivalents	(11)	(173)

Net increase in cash and cash equivalents	63,871	169,566

Cash and cash equivalents at beginning of period	1,016,152	582,820

Cash and cash equivalents at end of period	$1,080,023	$752,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$165,856	$146,429
Income taxes	$31,433	($345,366)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2007 and December 31, 2006
(Unaudited)
	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$113,975	$117,379
Temporary cash investments - at cost,
which approximates market	966,048	898,773
Total cash and cash equivalents	1,080,023	1,016,152
Note receivable - Entergy New Orleans DIP loan	42,026	51,934
Notes receivable	614	699
Accounts receivable:
Customer	405,416	410,512
Allowance for doubtful accounts	(19,386)	(19,348)
Other	446,710	487,264
Accrued unbilled revenues	230,980	249,165
Total receivables	1,063,720	1,127,593
Accumulated deferred income taxes	19,533	11,680
Fuel inventory - at average cost	197,746	193,098
Materials and supplies - at average cost	616,893	604,998
Deferred nuclear refueling outage costs	144,176	147,521
Prepayments and other	131,377	171,759
TOTAL	3,296,108	3,325,434

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	233,520	229,089
Decommissioning trust funds	2,905,580	2,858,523
Non-utility property - at cost (less accumulated depreciation)	210,285	212,726
Other	41,777	47,115
TOTAL	3,391,162	3,347,453

PROPERTY, PLANT AND EQUIPMENT
Electric	30,950,535	30,713,284
Property under capital lease	729,443	730,182
Natural gas	94,785	92,787
Construction work in progress	778,900	786,147
Nuclear fuel under capital lease	222,203	269,485
Nuclear fuel	646,191	561,291
TOTAL PROPERTY, PLANT AND EQUIPMENT	33,422,057	33,153,176
Less - accumulated depreciation and amortization	13,883,748	13,715,099
PROPERTY, PLANT AND EQUIPMENT - NET	19,538,309	19,438,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	744,424	740,110
Other regulatory assets	2,653,282	2,768,352
Deferred fuel costs	168,122	168,122
Long-term receivables	17,875	19,349
Goodwill	377,172	377,172
Other	960,388	898,662
TOTAL	4,921,263	4,971,767

TOTAL ASSETS	$31,146,842	$31,082,731

See Notes to Financial Statements.

20

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2007 and December 31, 2006
(Unaudited)
	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$271,942	$181,576
Notes payable	25,039	25,039
Accounts payable	812,018	1,122,596
Customer deposits	256,753	248,031
Taxes accrued	-	187,324
Interest accrued	140,004	160,831
Deferred fuel costs	224,883	73,031
Obligations under capital leases	153,186	153,246
Pension and other postretirement liabilities	33,726	41,912
Other	170,902	271,544
TOTAL	2,088,453	2,465,130

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	6,142,823	5,820,700
Accumulated deferred investment tax credits	354,102	358,550
Obligations under capital leases	218,118	188,033
Other regulatory liabilities	506,016	449,237
Decommissioning and asset retirement cost liabilities	2,058,544	2,023,846
Transition to competition	79,098	79,098
Accumulated provisions	91,286	88,902
Pension and other postretirement liabilities	1,438,754	1,410,433
Long-term debt	9,197,328	8,798,087
Preferred stock with sinking fund	8,250	10,500
Other	780,099	847,415
TOTAL	20,874,418	20,074,801

Commitments and Contingencies

Preferred stock without sinking fund	344,915	344,913

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2007 and in 2006	2,482	2,482
Paid-in capital	4,831,803	4,827,265
Retained earnings	6,211,617	6,113,042
Accumulated other comprehensive loss	(54,560)	(100,512)
Less - treasury stock, at cost (50,353,826 shares in 2007 and
45,506,311 shares in 2006)	3,152,286	2,644,390
TOTAL	7,839,056	8,197,887

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,146,842	$31,082,731

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007		2006
	(In Thousands)

RETAINED EARNINGS

Retained Earnings - Beginning of period	$6,113,042		$5,433,931

Add:
Consolidated net income	212,195	$212,195	193,628	$193,628
Adjustment related to FIN 48 implementation	(4,600)		-
Total	207,595		193,628

Deduct:
Dividends declared on common stock	109,020		112,138
Capital stock and other expenses	-		-
Total	109,020		112,138

Retained Earnings - End of period	$6,211,617		$5,515,421

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period:
Accumulated derivative instrument fair value changes	($105,578)		($392,614)

Pension and other postretirement liabilities	(105,909)		-

Net unrealized investment gains	104,551		67,923

Foreign currency translation	6,424		3,217

Minimum pension liability	-		(22,345)
Total	(100,512)		(343,819)

Net derivative instrument fair value changes
arising during the period (net of tax expense of $28,325 and $120,392)	41,467	41,467	191,313	191,313

Pension and other postretirement liabilities (net of tax expense of $274)	478	478	-	-

Net unrealized investment gains (net of tax expense of $2,790 and $2,314)	3,996	3,996	3,327	3,327

Foreign currency translation (net of tax expense of $6 and $93)	11	11	173	173

Balance at end of period:
Accumulated derivative instrument fair value changes	(64,111)		(201,301)

Pension and other postretirement liabilities	(105,431)		-

Net unrealized investment gains	108,547		71,250

Foreign currency translation	6,435		3,390

Minimum pension liability	-		(22,345)
Total	($54,560)		($149,006)
Comprehensive Income		$258,147		$388,441

PAID-IN CAPITAL

Paid-in Capital - Beginning of period	$4,827,265		$4,817,637

Add (Deduct):
Common stock issuances related to stock plans	4,538		(1,600)

Paid-in Capital - End of period	$4,831,803		$4,816,037

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

			Increase/
Description	2007	2006	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$719	$697	$22	3
Commercial	518	541	(23)	(4)
Industrial	623	667	(44)	(7)
Governmental	37	40	(3)	(8)
Total retail	1,897	1,945	(48)	(2)
Sales for resale	131	175	(44)	(25)
Other	37	(27)	64	237
Total	$2,065	$2,093	($28)	(1)

Utility Billed Electric Energy
Sales (GWh):
Residential	7,558	6,917	641	9
Commercial	5,721	5,499	222	4
Industrial	9,186	9,042	144	2
Governmental	385	377	8	2
Total retail	22,850	21,835	1,015	5
Sales for resale	2,536	2,761	(225)	(8)
Total	25,386	24,596	790	3

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy New Orleans Bankruptcy

See Note 9 to the financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy's nuclear power plants. Following is an update to that information.

Property Insurance

In April 2007, the excess layer coverage for the Utility nuclear plants was increased to $750 million per occurrence per plant and the blanket layer coverage (shared among the plants) for the Utility nuclear plants was decreased to $350 million per occurrence.

Non-Nuclear Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy's non-nuclear property insurance program. Following is an update to that information.

Entergy has reached an agreement with one of its excess insurers under which Entergy will receive $69.5 million in settlement of its Hurricane Katrina claim. Entergy expects that $53.7 million of this amount will be allocated to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved the agreement on April 25, 2007. Entergy expects to receive the proceeds under the settlement agreement by the end of May 2007.

NYPA Value Sharing Agreements

See Note 8 to the financial statements in the Form 10-K for information on the NYPA Value Sharing Agreements. Non-Utility Nuclear calculated that nothing was owed to NYPA under the value sharing agreements for 2005. On November 1, 2006, NYPA filed a demand for arbitration claiming that $90.5 million was due to NYPA under these agreements for 2005. Non-Utility Nuclear filed a motion in New York state court to determine whether NYPA's claim should be decided by a court as opposed to an arbitrator. In February 2007, the court issued an order denying Non-Utility Nuclear's request, and NYPA's claim is now in binding arbitration. Non-Utility Nuclear has also calculated that nothing was owed to NYPA under the value sharing agreements for 2006. On April 24, 2007, NYPA filed an amended demand for arbitration claiming that an additional $54 million was due to NYPA under the value sharing agreements for 2006. With respect to both of these claims, Non-Utility Nuclear disagrees with NYPA's interpretation of the value sharing agreements, believes it has meritorious defenses to NYPA's claims, and intends to defend against those claims vigorously.

CashPoint Bankruptcy (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the Utility operating companies.

Employment Litigation

Entergy Corporation and the Registrant Subsidiaries are defendants in numerous lawsuits and other labor-related proceedings filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, and/or other protected characteristics. Entergy Corporation and these subsidiaries are vigorously defending these suits and deny any liability to the plaintiffs. Nevertheless, no assurance can be given as to the outcome of these cases.

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos and hazardous material litigation at Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business reflected on the balance sheets of Entergy and the Registrant Subsidiaries.

Deferred Fuel Costs

See Note 2 to the financial statements in the Form 10-K for information regarding fuel proceedings involving the Utility operating companies. Following are updates to that information.

Entergy Arkansas

In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC's January 2007 order in the proceeding investigating Entergy Arkansas' interim energy cost rate.

In March 2007, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2007 through March 2008. The filed energy cost rate decreased from $0.02827/kWh to $0.01179/kWh.

Entergy Gulf States (Texas)

In March 2007, Entergy Gulf States filed with the PUCT a request to refund $78.5 million, including interest, of fuel cost recovery over-collections for the period through January 2007. Entergy Gulf States requested that the proposed refund be made over a six-month period beginning June 2007; however, the refund period is subject to the PUCT's discretion.

Storm Cost Recovery Filings

See Note 2 to the financial statements in the Form 10-K for information regarding storm cost recovery filings involving the Utility operating companies. The following are updates to the Form 10-K.

Entergy Gulf States - Texas

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. Entergy Gulf States expects by mid-2007 to implement rates to recover revenues to pay the securitization bonds, and expects to receive securitization funding by the end of the third quarter 2007.

Entergy Gulf States - Louisiana and Entergy Louisiana

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million.  The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States.  Hearings began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. The LPSC has not issued a decision in the proceeding.

Entergy New Orleans

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for the gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans received $171.7 million of the funds on April 27, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for information regarding retail rate proceedings involving the Utility operating companies. The following are updates to the Form 10-K.

Filings with the APSC (Entergy Arkansas)

In March 2007, Entergy Arkansas filed rebuttal testimony in the rate case that it filed in August 2006.  The rebuttal testimony requests an annual rate increase of $106.5 million, and retains a return on common equity (ROE) of 11.25%.  A primary reason for the decline in the rate request from the original request of $150 million is the removal of the revenue requirement for the proposed acquisition of a load-following, combined cycle gas-fired generation resource, because Entergy Arkansas was not able to complete negotiations with the owner within the time requirements of the rate case.  Also, in March 2007 and April 2007, the APSC staff and intervenors filed additional testimony.  The APSC staff's filings indicate that an annual rate increase of $2 million is warranted, with a proposed ROE of 9.9%.  The APSC staff has also taken positions, which Entergy

Arkansas opposes, regarding costs accumulated in the storm reserve, FERC-allocated System Agreement cost allocation, and removal costs associated with the termination of a lease that could have an adverse effect on future financial results.  An evidentiary hearing in the rate case proceeding ended in early-May 2007.

Filings with the LPSC (Entergy Gulf States)

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on an ROE mid-point of 10.5%.  In March 2007, Entergy Gulf States filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

Filings with the MPSC (Entergy Mississippi)

In March 2007, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2006 test year with the MPSC.  The filing shows that an increase of $12.9 million in annual electric revenues is warranted.  The Mississippi Public Utilities Staff is reviewing the filing.

Electric Industry Restructuring

Texas (Entergy Gulf States)

Refer to Note 2 to the financial statements in the Form 10-K for the current Texas legislation and Entergy Gulf States' proposed transition to competition plan.

In December 2006, the PUCT asked for parties to brief the effects of the 2005 legislation on the competition dockets of Entergy Gulf States, most notably, the settlement that the parties entered with respect to the unbundling of Entergy Gulf States for retail open access. Finding that the 2005 legislation now provides the mechanism by which Entergy Gulf States will transition to competition, the PUCT, on February 1, 2007, dismissed Entergy Gulf States' unbundled cost of service proceeding. After analyzing the PUCT's decision, Entergy Gulf States recorded a provision for its estimated exposure related to certain past fuel cost recoveries that may be credited to customers.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share calculations included on the consolidated income statement:

	For the Three Months Ended March 31,
	2007		2006
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$212.2		$193.6

Average number of common shares outstanding - basic	200.5	$1.06	207.7	$0.93
Average dilutive effect of:
Stock Options	4.8	(0.025)	3.5	(0.015)
Equity Units	0.7	(0.003)	-	-
Deferred Units	0.1	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	206.1	$1.03	211.4	$0.92

Entergy's stock option and other equity compensation plans are discussed in Note 12 to the consolidated financial statements in the Form 10-K.

Treasury Stock

During the first quarter of 2007, Entergy Corporation issued 824,527 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. During the first quarter of 2007, Entergy Corporation purchased 5,672,042 shares of common stock for a total purchase price of $558.2 million.

Retained Earnings

On April 4, 2007, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on June 1, 2007 to holders of record as of May 10, 2007.

Accumulated Other Comprehensive Income

Cash flow hedges with net unrealized losses of approximately $67.8 million net-of-tax at March 31, 2007 are expected to be reclassified into earnings during the next twelve months.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place two separate revolving credit facilities, a five-year credit facility and a three-year credit facility. The five-year credit facility, which expires in May 2010, has a borrowing capacity of $2 billion and the three-year facility, which expires in December 2008, has a borrowing capacity of $1.5 billion. Entergy Corporation also has the ability to issue letters of credit against the total borrowing capacity of both credit facilities. The commitment fee for these facilities is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the Utility operating companies. Following is a summary of the borrowings outstanding and capacity available under these facilities as of March 31, 2007.

Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$895	$79	$1,026
3-Year Facility	$1,500	$540	$-	$960

See Part II, Item 5 for an update of the borrowings outstanding as of May 8, 2007.

Entergy Corporation's facilities require it to maintain a consolidated debt ratio of 65% or less of its total capitalization. If Entergy fails to meet this ratio, or if Entergy or the Utility operating companies (except Entergy New Orleans) and System Energy default on other indebtedness or are in bankruptcy or insolvency proceedings, an acceleration of the facilities' maturity dates may occur.

Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi, each had credit facilities available as of March 31, 2007 as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2007

Entergy Arkansas	April 2007	$85 million	-
Entergy Gulf States	February 2011	$50 million (a)	-
Entergy Mississippi	May 2007	$30 million (b)	-
Entergy Mississippi	May 2007	$20 million (b)	-

(a)	The credit facility allows Entergy Gulf States to issue letters of credit against the borrowing capacity of the facility. As of March 31, 2007, $1.4 million in letters of credit had been issued.
(b)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.

In April 2007, Entergy Arkansas renewed its credit facility through April 2008 and increased the amount of the credit facility to $100 million. Prior to expiration on May 31, 2007, it is expected that Entergy Mississippi will renew both of its credit facilities.

The credit facilities have variable interest rates and the average commitment fee is 0.13%. The Entergy Arkansas credit facility requires that it maintain total shareholders' equity of at least 25% of its total assets.

The short-term borrowings of the Registrant Subsidiaries (other than Entergy New Orleans) and certain other Entergy subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through March 31, 2008. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC authorized limits. As of March 31, 2007, Entergy's subsidiaries' aggregate money pool and external short-term borrowings authorized limit was $2.0 billion, the aggregate outstanding borrowing from the money pool was $330.1 million, and Entergy's subsidiaries' had no outstanding short-term borrowing from external sources.

The following are the FERC-authorized limits for short-term borrowings effective February 8, 2006 and the outstanding short-term borrowings from the money pool for the Registrant Subsidiaries (other than Entergy New Orleans) as of March 31, 2007:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$250	-
Entergy Gulf States	$350	-
Entergy Louisiana	$250	$67.1
Entergy Mississippi	$175	-
System Energy	$200	-

Under a savings provision in PUHCA 2005, which repealed PUHCA 1935, Entergy New Orleans may continue to be a participant in the money pool to the extent authorized by its SEC PUHCA 1935 order. However, Entergy New Orleans has not made, and does not expect to make, any additional money pool borrowings while it is in bankruptcy proceedings. Entergy New Orleans had $37.2 million in borrowings outstanding from the money pool as of its bankruptcy filing date, September 23, 2005.

In January 2007, Entergy Mississippi redeemed, prior to maturity, $100 million of 4.35% Series of First Mortgage Bonds due April 2008.

Entergy New Orleans Debtor-in-Possession Credit Facility

See Note 4 in the Form 10-K for a discussion of the Entergy New Orleans $200 million debtor-in-possession (DIP) credit facility. As of March 31, 2007, Entergy New Orleans had $42 million of outstanding borrowings under the DIP credit agreement. During April 2007, at the same time that it made a scheduled pension plan contribution, Entergy New Orleans borrowed under the DIP credit agreement, and on May 8, 2007 had $67 million of outstanding borrowings under the DIP credit agreement.

NOTE 5. ACQUISITIONS

In April 2007, Entergy's Non-Utility Nuclear business purchased the 798 MW Palisades nuclear energy plant located near South Haven, Michigan from Consumers Energy Company for a cash payment of $380 million. Entergy received the plant, nuclear fuel, inventories, and other assets. The liability to decommission the plant, as well as related decommissioning trust funds of approximately $250 million, was also transferred to Entergy's Non-Utility Nuclear business. Entergy's Non-Utility Nuclear business executed a unit contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant's output, excluding any future uprates. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. In the first quarter 2007, the NRC renewed Palisades' operating license until 2031. Also as part of the transaction, Consumers Energy paid Entergy's Non-Utility Nuclear business $30 million to assume responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.

NOTE 6. STOCK-BASED COMPENSATION

Entergy grants stock options, which are described more fully in Note 12 to the consolidated financial statements in the Form 10-K. Entergy adopted SFAS 123R, "Share-Based Payment" on January 1, 2006. The adoption of the standard did not materially affect Entergy's financial position, results of operations, or cash flows because Entergy adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation" on January 1, 2003. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans generally vest over three years.

The following table includes financial information for stock options for each of the years presented:
	2007	2006
	(In Millions)
Compensation expense included in Entergy's Net Income for the first quarter	$3.3	$2.8
Tax benefit recognized in Entergy's Net Income for the first quarter	$1.3	$1.1
Compensation cost capitalized as part of fixed assets and inventory as of March 31,	$0.5	$0.5

Entergy granted 1,854,900 stock options during the first quarter of 2007 with a weighted-average fair value of $14.15. At March 31, 2007, there were 11,834,930 stock options outstanding with a weighted-average exercise price of $57.54. The aggregate intrinsic value of the stock options outstanding was $561 million.

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's qualified pension cost, including amounts capitalized, for the first quarters of 2007 and 2006, included the following components:

	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$23,428	$23,176
Interest cost on projected benefit obligation	44,602	41,814
Expected return on assets	(49,179)	(44,482)
Amortization of prior service cost	1,338	1,365
Amortization of loss	11,075	10,931
Net pension costs	$31,264	$32,804

The Registrant Subsidiaries' qualified pension cost, including amounts capitalized, for the first quarters of 2007 and 2006, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,638	$3,011	$2,231	$1,089	$470	$1,021
Interest cost on projected
benefit obligation	10,498	8,139	6,251	3,371	1,260	1,710
Expected return on assets	(11,009)	(10,750)	(7,808)	(3,837)	(1,446)	(2,136)
Amortization of prior service cost	412	304	160	114	44	12
Amortization of loss	2,721	623	1,433	749	368	151
Net pension cost	$6,260	$1,327	$2,267	$1,486	$696	$758

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,626	$2,993	$2,182	$1,077	$501	$1,031
Interest cost on projected
benefit obligation	9,915	7,914	6,052	3,252	1,282	1,604
Expected return on assets	(9,834)	(10,176)	(7,114)	(3,683)	(884)	(1,775)
Amortization of prior service cost	415	309	141	128	56	12
Amortization of loss	2,438	640	1,509	725	509	167
Net pension cost	$6,560	$1,680	$2,770	$1,499	$1,464	$1,039

Entergy recognized $4.0 million and $3.9 million in pension cost for its non-qualified pension plans in the first quarters of 2007 and 2006, respectively.

The Registrant Subsidiaries recognized the following pension cost for their non-qualified pension plans in the first quarters of 2007 and 2006:
	Entergy	Entergy	Entergy	Entergy	Entergy
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans
	(In Thousands)
Non-Qualified Pension Cost First Quarter 2007	$123	$317	$6	$44	$57
Non-Qualified Pension Cost First Quarter 2006	$113	$220	$5	$36	$54

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2007 and 2006, included the following components:
	2007	2006
	(In Thousands)

Service cost - benefits earned during the period	$10,638	$10,370
Interest cost on APBO	14,816	14,316
Expected return on assets	(5,577)	(4,756)
Amortization of transition obligation	542	542
Amortization of prior service cost	(4,049)	(3,688)
Amortization of loss	4,461	5,698
Net other postretirement benefit cost	$20,831	$22,482

The Registrant Subsidiaries' other postretirement benefit cost, including amounts capitalized, for the first quarters of 2007 and 2006, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2007	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,525	$1,547	$973	$476	$255	$451
Interest cost on APBO	3,037	2,876	1,941	1,049	870	433
Expected return on assets	(2,231)	(1,697)	-	(819)	(682)	(470)
Amortization of transition obligation	205	151	96	88	416	2
Amortization of prior service cost	(197)	218	117	(62)	90	(283)
Amortization of loss	1,500	793	764	613	282	149
Net other postretirement benefit cost	$3,839	$3,888	$3,891	$1,345	$1,231	$282

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2006	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,337	$1,254	$854	$419	$232	$414
Interest cost on APBO	2,844	2,747	1,856	944	856	407
Expected return on assets	(1,797)	(1,489)	-	(709)	(611)	(421)
Amortization of transition obligation	205	151	96	88	416	2
Amortization of prior service cost	(408)	-	(24)	(137)	10	(301)
Amortization of loss	1,671	1,002	893	644	343	207
Net other postretirement benefit cost	$3,852	$3,665	$3,675	$1,249	$1,246	$308

Employer Contributions

Entergy expects to contribute $176 million to its qualified pension plans in 2007. As of the end of April 2007, Entergy had contributed $96 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $80 million to fund its qualified pension plans in 2007.

The Registrant Subsidiaries expect to contribute the following to qualified pension plans in 2007:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2007 pension contributions disclosed in Form 10-K	$6,987	$25,346	$ -	$784	$43,585	$5,688
Pension contributions made through April 2007	$ -	$16,550	$ -	$ -	$28,459	$3,538
Remaining estimated pension contributions to be made in 2007	$6,987	$8,796	$ -	$784	$15,126	$2,150

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2006 Accumulated Postretirement Benefit Obligation (APBO) by $183 million, and reduced the first quarter 2007 and 2006 other postretirement benefit cost by $6.3 million and $6.9 million, respectively. In the first quarter 2007, Entergy received $0.9 million in Medicare subsidies for prescription drug claims during the third quarter 2006.

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2006 APBO and the first quarters 2007 and 2006 other postretirement benefit cost for the Registrant Subsidiaries as follows:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2006 APBO	($40,636)	($35,991)	($22,486)	($13,560)	($10,110)	($5,966)
Reduction in first quarter 2007
other postretirement benefit cost	($1,376)	($1,222)	($762)	($438)	($311)	($246)
Reduction in first quarter 2006
other postretirement benefit cost	($1,562)	($1,332)	($865)	($512)	($376)	($268)
Medicare subsidies received in the first quarter 2007 for third quarter 2006 claims	$296	$205	$129	$75	$74	$15

For further information on the Medicare Act refer to Note 11 to the financial statements in the Form 10-K.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of March 31, 2007 are Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the non-nuclear wholesale assets business and earnings on the proceeds of sales of previously-owned businesses. As a result of the Entergy New Orleans bankruptcy filing, Entergy discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting in the Utility segment. As discussed more thoroughly in Note 9 to the financial statements, Entergy expects to reconsolidate Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007.

Entergy's segment financial information for the first quarters of 2007 and 2006 is as follows:

	Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2007
Operating Revenues	$2,103,269	$458,251	$45,048	($6,338)	$2,600,230
Equity in earnings of
unconsolidated equity affiliates	$2,909	$-	$1,625	$-	$4,534
Income Taxes (Benefit)	$79,180	$84,735	($19,362)	$-	$144,553
Net Income (Loss)	$104,450	$128,170	($20,425)	$-	$212,195
Total Assets	$25,167,308	$5,513,662	$2,887,861	($2,421,989)	$31,146,842

2006
Operating Revenues	$2,131,020	$388,010	$66,688	($17,687)	$2,568,031
Equity in earnings (loss) of
unconsolidated equity affiliates	$5,643	$-	($2,057)	$-	$3,586
Income Taxes (Benefit)	$76,973	$52,916	($11,059)	$-	$118,830
Net Income (Loss)	$119,752	$81,530	($7,622)	($32)	$193,628
Total Assets	$24,736,486	$5,037,167	$3,451,763	($2,709,370)	$30,516,046

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity. Almost all of Entergy's goodwill is related to the Utility segment.

NOTE 9. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

See Note 18 to the financial statements in the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007.

Following are significant terms in Entergy New Orleans' plan of reorganization:

  Entergy New Orleans will pay in full, in cash, within 15 days of the effective date, the allowed third-party prepetition accounts payable (estimated at $29.5 million).
  Entergy New Orleans will issue notes due in three years in satisfaction of its affiliate prepetition accounts payable (estimated at $69.5 million), including its indebtedness to the Entergy System money pool.
  Entergy New Orleans will also pay interest from September 23, 2005 on the third-party and affiliate accounts payable at the Louisiana judicial rate of interest in 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% thereafter. The Louisiana judicial rate of interest is 9.5% for 2007.
  Entergy New Orleans will repay to Entergy Corporation, in full, in cash, within 15 days of the effective date, the outstanding borrowings under the debtor-in-possession (DIP) credit agreement. On May 8, 2007, Entergy New Orleans had $67 million of outstanding borrowings under the DIP credit agreement.
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans will pay, on the effective date, the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.
  Entergy New Orleans' preferred stock will remain outstanding on its current dividend terms, with payment, within 15 days of the effective date, of unpaid preferred dividends in arrears.
  Litigation claims will generally be unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

Entergy New Orleans currently estimates that the prepetition claims that will be allowed and paid (either in cash or by notes) in the bankruptcy case will approximate the prepetition liabilities currently recorded by Entergy New Orleans, including interest.

(Entergy Corporation)

Entergy's income statement for the three months ended March 31, 2007 includes $41 million in operating revenues and $34 million in purchased power expenses from transactions with Entergy New Orleans. Entergy's income statement for the three months ended March 31, 2006 includes $61 million in operating revenues and $7 million in purchased power expenses from transactions with Entergy New Orleans. Entergy's balance sheet as of March 31, 2007 includes $98 million of accounts that are payable to Entergy affiliates by Entergy New Orleans. Entergy's balance sheet as of December 31, 2006 includes $95 million of accounts that are payable to Entergy affiliates by Entergy New Orleans.

With confirmation of the plan of reorganization, Entergy expects to reconsolidate Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation will not affect the amount of net income that Entergy records from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' results being included in each individual income statement line item in 2007, rather than just its net income being presented as "Equity in earnings (loss) of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

(Entergy New Orleans)

Reorganization items reported as operating expenses in the income statements for the three months ended March 31, 2007 and 2006 primarily consist of professional fees associated with the bankruptcy case.

NOTE 10. INCOME TAXES

Entergy or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, Entergy is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before 2002. Entergy's U.S. income tax returns for 2002 and 2003 are currently under examination by the IRS, and the examination is anticipated to be completed by the end of 2007. As of March 31, 2007, the IRS has not proposed any significant adjustments resulting from the current examination.

On November 16, 2006, the IRS issued a Notice of Deficiency to Entergy for the tax years 1997 and 1998. The Notice asserts that Entergy owes additional tax of $17.3 million for 1997 and $61.7 million for 1998. Entergy and the IRS have settled all issues for 1997 and 1998 except for those raised in the Notice which are described as follows: 1) The IRS believes that U.K. Windfall Tax paid by London Electricity, a former subsidiary of Entergy, was not an eligible tax under the foreign tax credit provisions of the Internal Revenue Code. Entergy believes that it properly claimed a foreign tax credit for the tax year 1998 attributable to the Windfall Tax paid by London Electricity. This issue accounts for $59.7 million of the 1998 deficiency. 2) The IRS denied Entergy's change in method of accounting for street lighting assets and the related increase in depreciation deductions for 1997 and 1998. Entergy believes that street lighting assets are a separate line of business not subject to the same 20-year depreciable life as distribution assets, but rather are properly classified as having a 7-year depreciable life. This issue accounts for all of the 1997 deficiency of $17.3 million and $2 million of the 1998 deficiency. On December 6, 2006, Entergy filed a petition in the U.S. Tax Court requesting a redetermination of these issues and the resulting deficiencies.

Entergy expects the IRS to issue another Notice of Deficiency in 2007 for the years 1999 - 2001 related to the U.K. Windfall Tax credit and street lighting issues indicating deficiencies of approximately $29 million and $7 million, respectively. In addition, Entergy expects the IRS to include in the Notice an amount related to depreciation deductions that resulted from Entergy's purchase price allocations on its acquisitions of the Pilgrim and Indian Point 2 power plants. Entergy's allocation methodology results in nuclear plant depreciation deductions which have been disallowed by the IRS. Entergy estimates that the 1999 - 2001 deficiency related to nuclear plant depreciation will be approximately $11 million.

For years after 2001, the U.K. Windfall Tax, street lighting, and nuclear plant depreciation issues resulted in federal and state tax benefits of approximately $63 million, $6 million, and $52 million, respectively for each issue, for a total of $121 million.

In summary, these three issues have resulted in tax reductions of approximately $152 million for foreign tax credits, $32 million for street lighting, and $63 million for nuclear depreciation, for a total of $247 million for all years. The potential for accrued federal and state interest on these three issues for all years is estimated to be approximately $69 million, after-tax and net of deposit offsets. Entergy believes that the provisions recorded in its financial statements and as shown in the table below are sufficient to address these three issues as well as other liabilities that are reasonably estimable, including an estimate of probable interest expense, associated with all uncertain tax positions.

Entergy has $124 million in deposits on account with the IRS covering these three and all other uncertain tax positions.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) was issued in July 2006. FIN 48 establishes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded. Entergy and the Registrant Subsidiaries adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, Entergy recognized an increase in the liability for unrecognized tax benefits of approximately $5 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, Entergy had a total balance of unrecognized tax benefits of approximately $2 billion. Included in this balance of unrecognized tax benefits are $1.7 billion of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Entergy's January 1, 2007 balance of unrecognized tax benefits includes $244 million which could affect the effective income tax rate. Entergy accrues interest and penalties expenses related to unrecognized tax benefits in income tax expense. Entergy's January 1, 2007 balance of unrecognized tax benefits includes approximately $52 million accrued for the possible payment of interest and penalties.

As of January 1, 2007, Entergy and the Registrant Subsidiaries have total balances of unrecognized tax benefits, which did not change significantly during the three months ended March 31, 2007, reflected in their balance sheets as follows:
		Entergy	Entergy	Entergy	Entergy	Entergy	System
	Entergy	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Taxes accrued	($184,372)	($43,445)	($640)	$234	$5,830	$4,304	($35,506)
Accumulated deferred income taxes and taxes accrued	2,161,372	194,718	193,949	58,839	44,599	16,118	209,599
Total unrecognized tax benefit	$1,977,000	$151,273	$193,309	$59,073	$50,429	$20,422	$174,093

The Registrant Subsidiaries' January 1, 2007 balances of unrecognized tax benefits include amounts which could affect the effective income tax rate as follows (in millions):
Entergy Arkansas	$0.8
Entergy Gulf States	$3.6
Entergy Louisiana	$1.2
Entergy Mississippi	$3.4
Entergy New Orleans	$1.4
System Energy	$1.7

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense. Included in the January 1, 2007 balance of unrecognized tax benefits were accruals for the possible payment of interest and penalty as follows (in millions):
Entergy Arkansas	$1.6
Entergy Gulf States	$4.0
Entergy Louisiana	$0.8
Entergy Mississippi	$3.9
Entergy New Orleans	$0.9
System Energy	$0.8

Entergy and the Registrant Subsidiaries do not expect that total unrecognized tax benefits will significantly change within the next twelve months.

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) during the first quarter of 2007. SFAS 159 provides an option for companies to select certain financial assets and liabilities to be accounted for at fair value with changes in the fair value of those assets or liabilities being reported through earnings. The intent of the standard is to mitigate volatility in reported earnings caused by the application of the more complicated fair value hedging accounting rules. Under SFAS 159, companies can select existing assets or liabilities for this fair value option concurrent with the effective date of January 1, 2008 for companies with fiscal years ending December 31 or can select future assets or liabilities as they are acquired or entered into. Entergy is in the process of evaluating the potential effect of making this accounting election.

In June 2006, the EITF reached a consensus on EITF Issue 06-3 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF 06-3). The scope of this issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. Under EITF 06-3, the presentation of taxes within the scope of this issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. For any such taxes reported on a gross basis, the amounts of those taxes in interim and annual financial statements, for each period for which an income statement is presented, should be disclosed if those amounts are significant. Entergy's policy is to present such taxes on a net basis. EITF 06-3 did not affect Entergy's financial statements.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the Registrant Subsidiaries is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2007, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrant's or Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant's or Registrants' disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant's or Registrants' management, including their respective CEOs and CFOs, as appropriate to allow timely decisions regarding required disclosure.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income remained relatively unchanged for the first quarter of 2007 compared to the first quarter of 2006 because higher net revenue was offset by higher taxes other than income taxes and higher other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2007 to the first quarter of 2006.
Amount
(In Millions)

2006 net revenue	$231.7
Pass-through rider revenue	8.5
Volume/weather	8.3
Deferred fuel cost revisions	7.3
Net wholesale revenue	(10.9)
Other	8.4
2007 net revenue	$253.3

The pass-through rider revenue variance is primarily due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in rider revenue with a corresponding increase in taxes other than income taxes resulting in no effect on net income.

The volume/weather variance is primarily due to an increase in electricity usage, including the effect of more favorable weather compared to 2006. Billed retail electricity usage increased by a total of 113 GWh.

The deferred fuel cost revisions variance is primarily due to the 2006 energy cost recovery true-up, made in the first quarter of 2007, which increased net revenue by $6.6 million.

The net wholesale revenue variance is primarily due to decreased results from wholesale contracts and lower wholesale prices.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

  an increase of $49.9 million in fuel cost recovery revenues due to an increase in the energy cost recovery rider effective July 2006. The energy cost recovery rider filings are discussed in Note 2 to the financial statements in the Form 10-K;
  an increase of $8.5 million in pass-through rider revenue, as discussed above; and
  an increase of $8.3 million related to volume/weather, as discussed above.

The increase was partially offset by a decrease of $17.7 million in gross wholesale revenue due to lower wholesale prices and a decrease in volume.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense associated with higher energy cost recovery rates collected from customers.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

  an increase of $2.7 million in nuclear spending due to higher NRC fees and labor costs;
  an increase of $2.7 million in transmission spending due to additional costs related to substation and transmission line maintenance and higher transmission equalization expenses; and
  an increase of $1.7 million in distribution spending due to vegetation costs and increased labor costs.

Partially offsetting the increase was a decrease of $1.6 million in payroll and benefits costs.

Taxes other than income taxes increased primarily due to an increase in city franchise tax expense due to a change in August 2006 in the accounting for city franchise tax revenues as directed by the APSC. The change results in an increase in taxes other than income taxes with a corresponding increase in rider revenue, resulting in no effect on net income.

Depreciation and amortization expenses increased primarily due to an increase in plant in service and a revision in 2006 of estimated depreciable lives involving certain intangible assets.

Other income increased primarily due to a revision to the allowance for equity funds used during construction related to removal costs.

Interest and other charges increased primarily due to interest expense of $2.9 million recorded in the first quarter of 2007 on advances from independent power producers per a FERC order, partially offset by a revision to the allowance for borrowed funds used during construction related to removal costs.

Income Taxes

The effective income tax rates for the first quarters of 2007 and 2006 were 45.4% and 44.1%, respectively. The difference in the effective income tax rate for the first quarter of 2007 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction. The difference in the effective income tax rate for the first quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2007 and 2006 were as follows:

	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$34,815	$9,393

Cash flow provided by (used in):
Operating activities	208,282	95,463
Investing activities	(115,117)	(89,049)
Financing activities	(17,518)	28,556
Net increase in cash and cash equivalents	75,647	34,970

Cash and cash equivalents at end of period	$110,462	$44,363

Operating Activities

Cash flow from operations increased $112.8 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to the timing of payments to vendors, increased recovery of deferred fuel costs, and the timing of the collection of receivables from customers.

Investing Activities

Net cash flow used in investing activities increased $26.1 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to money pool activity.

Financing Activities

Financing activities used $17.5 million for the first quarter of 2007 compared to providing $28.6 million for the first quarter of 2006 primarily due to the issuance of $75 million of preferred stock in March 2006, partially offset by money pool activity.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2007	December 31, 2006

Net debt to net capital	45.9%	47.5%
Effect of subtracting cash from debt	2.0%	0.6%
Debt to capital	47.9%	48.1%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

In April 2007, Entergy Arkansas renewed its credit facility through April 2008 and increased the amount of the credit facility to $100 million. There were no outstanding borrowings under the Entergy Arkansas credit facility as of March 31, 2007.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
(In Thousands)

$62,748	$16,109	$24,577	($27,346)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, energy cost rate investigation, federal regulation, utility restructuring, nuclear matters, and environmental risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

Entergy Arkansas

In March 2007, Entergy Arkansas filed with the APSC its annual energy cost rate for the period April 2007 through March 2008. The filed energy cost rate decreased from $0.02827/kWh to $0.01179/kWh.

In March 2007, Entergy Arkansas filed rebuttal testimony in the rate case that it filed in August 2006.  The rebuttal testimony requests an annual rate increase of $106.5 million, and retains a return on common equity (ROE) of 11.25%.  A primary reason for the decline in the rate request from the original request of $150 million is the removal of the revenue requirement for the proposed acquisition of a load-following, combined cycle gas-fired generation resource, because Entergy Arkansas was not able to complete negotiations with the owner within the time requirements of the rate case.  Also, in March 2007 and April 2007, the APSC staff and intervenors filed additional testimony.  The APSC staff's filings indicate that an annual rate increase of $2 million is warranted, with a proposed ROE of 9.9%.  The APSC staff has also taken positions, which Entergy Arkansas opposes, regarding costs accumulated in the storm reserve, FERC-allocated System Agreement cost allocation, and removal costs associated with the termination of a lease that could have an adverse effect on future financial results.  An evidentiary hearing in the rate case proceeding ended in early-May 2007.

Energy Cost Rate Investigation

In March 2007, in order to allow further consideration by the APSC, the APSC granted Entergy Arkansas' petition for rehearing and for stay of the APSC's January 2007 order in the proceeding investigating Entergy Arkansas' interim energy cost rate.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$502,738	$447,622

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	138,039	102,471
Purchased power	116,405	118,930
Nuclear refueling outage expenses	7,013	7,355
Other operation and maintenance	99,855	91,755
Decommissioning	8,000	7,483
Taxes other than income taxes	19,983	9,620
Depreciation and amortization	56,065	52,818
Other regulatory credits - net	(5,028)	(5,527)
TOTAL	440,332	384,905

OPERATING INCOME	62,406	62,717

OTHER INCOME
Allowance for equity funds used during construction	5,596	1,902
Interest and dividend income	7,583	7,675
Miscellaneous - net	(1,206)	(885)
TOTAL	11,973	8,692

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,354	18,978
Other interest - net	4,897	1,540
Allowance for borrowed funds used during construction	(2,744)	(857)
TOTAL	21,507	19,661

INCOME BEFORE INCOME TAXES	52,872	51,748

Income taxes	23,990	22,825

NET INCOME	28,882	28,923

Preferred dividend requirements and other	1,718	2,038

EARNINGS APPLICABLE TO
COMMON STOCK	$27,164	$26,885

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$28,882	$28,923
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(552)	7,082
Other regulatory credits - net	(5,028)	(5,527)
Depreciation, amortization, and decommissioning	64,065	60,301
Deferred income taxes,investment tax credits, and non-current taxes accrued	67,344	20,019
Changes in working capital:
Receivables	39,292	25,549
Fuel inventory	(12,908)	(14,869)
Accounts payable	(27,956)	(69,957)
Taxes accrued	(30,513)	9,570
Interest accrued	596	3,666
Deferred fuel costs	84,739	47,312
Other working capital accounts	3,845	5,649
Provision for estimated losses and reserves	134	(1,214)
Changes in other regulatory assets	8,441	2,037
Other	(12,099)	(23,078)
Net cash flow provided by operating activities	208,282	95,463

INVESTING ACTIVITIES
Construction expenditures	(72,495)	(63,547)
Allowance for equity funds used during construction	5,596	1,902
Nuclear fuel purchases	(30,530)	-
Proceeds from sale/leaseback of nuclear fuel	32,601	-
Proceeds from nuclear decommissioning trust fund sales	7,008	48,526
Investment in nuclear decommissioning trust funds	(10,658)	(51,353)
Change in money pool receivable - net	(46,639)	(24,577)
Net cash flow used in investing activities	(115,117)	(89,049)

FINANCING ACTIVITIES
Proceeds from the issuance of preferred stock	-	73,446
Change in money pool payable - net	-	(27,346)
Dividends paid:
Common stock	(15,800)	(15,600)
Preferred stock	(1,718)	(1,944)
Net cash flow provided by (used in) financing activities	(17,518)	28,556

Net increase in cash and cash equivalents	75,647	34,970

Cash and cash equivalents at beginning of period	34,815	9,393

Cash and cash equivalents at end of period	$110,462	$44,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$20,361	$14,049

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,684	$2,849
Temporary cash investments - at cost,
which approximates market	107,778	31,966
Total cash and cash equivalents	110,462	34,815
Accounts receivable:
Customer	106,874	105,347
Allowance for doubtful accounts	(15,031)	(15,257)
Associated companies	101,243	57,554
Other	84,748	114,108
Accrued unbilled revenues	58,141	66,876
Total accounts receivable	335,975	328,628
Deferred fuel costs	-	2,157
Accumulated deferred income taxes	22,086	19,232
Fuel inventory - at average cost	35,881	22,973
Materials and supplies - at average cost	102,660	100,061
Deferred nuclear refueling outage costs	17,892	23,678
Prepayments and other	9,073	6,368
TOTAL	634,029	537,912

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,205	11,206
Decommissioning trust funds	444,162	439,408
Non-utility property - at cost (less accumulated depreciation)	1,445	1,446
Other	2,976	2,976
TOTAL	459,788	455,036

UTILITY PLANT
Electric	6,643,784	6,599,348
Property under capital lease	4,534	5,260
Construction work in progress	128,018	113,069
Nuclear fuel under capital lease	121,397	124,850
Nuclear fuel	19,253	21,044
TOTAL UTILITY PLANT	6,916,986	6,863,571
Less - accumulated depreciation and amortization	3,019,804	2,986,576
UTILITY PLANT - NET	3,897,182	3,876,995

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	86,312	93,682
Other regulatory assets	529,742	542,052
Other	40,812	35,359
TOTAL	656,866	671,093

TOTAL ASSETS	$5,647,865	$5,541,036

See Notes to Financial Statements.

48

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$36,553	$64,546
Other	116,478	117,655
Customer deposits	52,896	49,978
Taxes accrued	6,648	37,161
Interest accrued	20,175	19,579
Deferred fuel costs	82,582	-
Obligations under capital leases	56,203	56,265
Other	14,648	15,372
TOTAL	386,183	360,556

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,306,294	1,243,855
Accumulated deferred investment tax credits	58,839	59,834
Obligations under capital leases	69,728	73,845
Other regulatory liabilities	104,454	103,350
Decommissioning	480,810	472,810
Accumulated provisions	14,673	14,539
Pension and other postretirement liabilities	258,407	259,147
Long-term debt	1,308,400	1,306,201
Other	98,438	96,623
TOTAL	3,700,043	3,630,204

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2007
and 2006	470	470
Paid-in capital	588,527	588,528
Retained earnings	856,292	844,928
TOTAL	1,561,639	1,550,276

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,647,865	$5,541,036

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

			Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 181	$ 151	$ 30	20
Commercial	99	80	19	24
Industrial	102	89	13	15
Governmental	5	4	1	25
Total retail	387	324	63	19
Sales for resale
Associated companies	78	78	-	-
Non-associated companies	33	51	(18)	(35)
Other	5	(5)	10	200
Total	$ 503	$ 448	$ 55	12

Billed Electric Energy
Sales (GWh):
Residential	2,032	1,910	122	6
Commercial	1,327	1,279	48	4
Industrial	1,721	1,778	(57)	(3)
Governmental	65	65	-	-
Total retail	5,145	5,032	113	2
Sales for resale
Associated companies	1,993	1,865	128	7
Non-associated companies	669	856	(187)	(22)
Total	7,807	7,753	54	1

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which hit Entergy Gulf States' service territory in the Texas and Louisiana jurisdictions in August and September 2005, which resulted in power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations, and Entergy Gulf States' efforts to recover storm restoration costs. Following is an update to that discussion.

Storm Cost Recovery Filings with Retail Regulators

In April 2007, the PUCT issued its financing order authorizing the issuance of securitization bonds to recover $353 million of hurricane reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits. Entergy Gulf States expects by mid-2007 to implement rates to recover revenues to pay the securitization bonds, and expects to receive securitization funding by the end of the third quarter 2007.

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million.  The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States.  Hearings began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. The LPSC has not issued a decision in the proceeding.

Results of Operations

Net Income

Net income decreased $17.5 million primarily due to lower net revenue and a higher effective income tax rate partially offset by higher other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter of 2007 to the first quarter of 2006.
Amount
(In Millions)

2006 net revenue	$295.0
Fuel recovery	(33.1)
Volume/weather	19.8
Other	(3.2)
2007 net revenue	$278.5

The fuel recovery variance resulted primarily from adjustments of fuel clause recoveries in the first quarter of 2006 in Entergy Gulf States' Louisiana jurisdiction and a reserve for potential rate refunds in the first quarter of 2007 in Entergy Gulf States' Texas jurisdiction as a result of a PUCT ruling related to the application of past PUCT rulings addressing transition to competition in Texas.

The volume/weather variance is primarily due to increased electricity usage, including increased usage during the unbilled sales period and the effect of more favorable weather compared to the same period in 2006. Billed usage increased a total of 185 GWh. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to a decrease in fuel cost recovery revenues of $97 million due to lower fuel rates. The decrease was partially offset by more favorable volume/weather as discussed above.

Fuel and purchased power expenses decreased primarily due to decreased recovery of fuel and purchased power costs as a result of lower fuel rates.

Other regulatory charges increased primarily due to higher purchased power capacity charges.

Other Income Statement Variances

Taxes other than income taxes decreased primarily due to lower Louisiana franchise taxes resulting from lower fuel recovery revenues as discussed above.

Other income increased primarily due to carrying charges on storm restoration costs approved by the PUCT, in addition to interest earned on money pool investments. The PUCT approval and the securitization filing for the recovery of reconstruction costs are discussed in Note 2 to the financial statements in the Form 10-K and Note 2 to the financial statements herein.

Interest and other charges increased primarily due to interest recorded on advances from independent power producers per a FERC order and interest recorded on deferred fuel costs.

Income Taxes

The effective income tax rate was 39.8% for the first quarter of 2007 and 27.6% for the first quarter of 2006. The difference in the effective income tax rate for the first quarter of 2007 versus the federal statutory rate of 35% is due to book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction. The difference in the effective income tax rate for the first quarter of 2006 is primarily due to book and tax differences related to the allowance for equity funds used during construction and utility plant items, the amortization of investment tax credits, and flow-through book and tax timing differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$180,381	$25,373

Cash flow provided by (used in):
Operating activities	141,210	138,424
Investing activities	(88,201)	(153,109)
Financing activities	(36,818)	1,845
Net increase (decrease) in cash and cash equivalents	16,191	(12,840)

Cash and cash equivalents at end of period	$196,572	$12,533

Investing Activities

Net cash used in investing activities decreased $64.9 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to a decrease in construction expenditures of $137 million due to storm-related projects in 2006, partially offset by money pool activity.

Financing Activities

Financing activities used cash of $36.8 million for the first quarter of 2007 compared to providing cash of $1.8 million for the first quarter of 2006 primarily due to common stock dividends paid in 2007 and money pool activity.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table.
	March 31, 2007	December 31, 2006

Net debt to net capital	49.9%	50.1%
Effect of subtracting cash from debt	2.1%	1.9%
Debt to capital	52.0%	52.0%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Gulf States uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
(In Thousands)

$107,555	$75,048	($5,124)	$64,011

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States has a $50 million line of credit. The line of credit allows Entergy Gulf States to borrow money and to issue letters of credit. $1.4 million in letters of credit were issued under the facility at March 31, 2007, and no borrowings were outstanding. The line of credit terminates in February 2011.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition; state and local rate regulation; federal regulation; the Energy Policy Act of 2005; industrial, commercial, and wholesale customers; nuclear matters; environmental risks; and litigation risks. Following are updates to the information disclosed in the Form 10-K.

Jurisdictional Separation Plan

In March 2007, Entergy Gulf States filed an application with the FERC requesting authorization to implement its jurisdictional separation plan that will result in the restructuring of Entergy Gulf States into two separate utilities, one subject solely to the retail jurisdiction of the LPSC (EGS-LA) and the other subject solely to the retail jurisdiction of the PUCT (ETI). Interventions and protests are due by May 14, 2007.

In addition to the terms of the plan described in the Form 10-K, additional terms of the plan include that EGS-LA will retain the entirety of Entergy Gulf States' outstanding long-term debt. Under one or more debt assumption agreements with EGS-LA, ETI would assume a portion of this long-term debt allocable to the portion of Entergy Gulf States' assets allocated to ETI. EGS-LA will record an assumption asset to reflect the long-term debt assumed by ETI. ETI would grant EGS-LA a first lien on its assets to secure its debt obligations under the debt assumption agreement or agreements. ETI would have three years from the date of separation to pay off the assumed debt. In addition, under the proposal, the currently outstanding preferred stock of Entergy Gulf States would be redeemed as part of the jurisdictional separation.

Entergy Gulf States has also filed with the FERC an application, on behalf of ETI, for authority from the end of 2007 through March 31, 2010 to issue up to $200 million of short-term debt, up to $300 million of tax-exempt bonds, and up to $1.4 billion of other long-term securities, including common and preferred stock and long-term debt. Entergy Gulf States, on behalf of EGS-LA, has filed a similar FERC application for authority over the same time period to issue up to $200 million of short-term debt, up to $500 million of tax-exempt bonds and up to $750 million of other long-term securities, including common and preferred membership units and long-term debt.

Additional FERC filings and a filing with the NRC will be made before the separation can occur. In addition, under the LPSC order approving the jurisdictional separation plan, jurisdictional separation will not occur if Entergy Gulf States cannot obtain reasonable assurances from the rating agencies that upon the separation there will not be a downgrade in ETI's or EGS-LA's credit ratings from Entergy Gulf States' credit ratings. Entergy Gulf States' current target for completing the jurisdictional separation is projected to be the end of 2007.

State and Local Rate Regulation

In January 2007, Entergy Gulf States filed with the LPSC its gas rate stabilization plan for the test year ending September 30, 2006.  The filing showed a revenue deficiency of $3.5 million based on an ROE mid-point of 10.5%.  In March 2007, Entergy Gulf States filed a set of rate and rider schedules that reflected all proposed LPSC staff adjustments and implemented a $2.4 million base rate increase effective with the first billing cycle of April 2007 pursuant to the rate stabilization plan.

In March 2007, Entergy Gulf States filed with the PUCT a request to refund $78.5 million, including interest, of fuel cost recovery over-collections for the period through January 2007. Entergy Gulf States requested that the proposed refund be made over a six-month period beginning June 2007; however, the refund period is subject to the PUCT's discretion.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, the application of SFAS 71, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$795,254	$855,790
Natural gas	37,928	37,415
TOTAL	833,182	893,205

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	239,568	284,876
Purchased power	306,804	313,092
Nuclear refueling outage expenses	3,656	4,674
Other operation and maintenance	125,854	121,557
Decommissioning	2,844	2,622
Taxes other than income taxes	31,311	36,025
Depreciation and amortization	52,415	48,695
Other regulatory charges - net	8,358	269
TOTAL	770,810	811,810

OPERATING INCOME	62,372	81,395

OTHER INCOME
Allowance for equity funds used during construction	4,432	6,046
Interest and dividend income	16,375	8,103
Miscellaneous - net	-	(910)
TOTAL	20,807	13,239

INTEREST AND OTHER CHARGES
Interest on long-term debt	34,893	33,653
Other interest - net	5,344	2,096
Allowance for borrowed funds used during construction	(2,888)	(3,309)
TOTAL	37,349	32,440

INCOME BEFORE INCOME TAXES	45,830	62,194

Income taxes	18,233	17,145

NET INCOME	27,597	45,049

Preferred dividend requirements and other	962	1,022

EARNINGS APPLICABLE TO
COMMON STOCK	$26,635	$44,027

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$27,597	$45,049
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	11,816	6,087
Other regulatory charges - net	8,358	269
Depreciation, amortization, and decommissioning	55,259	51,317
Deferred income taxes, investment tax credits, and non-current taxes accrued	13,128	32,760
Changes in working capital:
Receivables	17,530	120,195
Fuel inventory	(6,595)	(9,143)
Accounts payable	(6,063)	(17,833)
Taxes accrued	(384)	-
Interest accrued	579	(102)
Deferred fuel costs	34,127	27,723
Other working capital accounts	(18,560)	(660)
Provision for estimated losses and reserves	693	(769)
Changes in other regulatory assets	7,971	(106,199)
Other	(4,246)	(10,270)
Net cash flow provided by operating activities	141,210	138,424

INVESTING ACTIVITIES
Construction expenditures	(69,249)	(206,217)
Allowance for equity funds used during construction	4,432	6,046
Insurance proceeds	8,134	-
Nuclear fuel purchases	(7,461)	(6,102)
Proceeds from sale/leaseback of nuclear fuel	9,923	5,391
Proceeds from nuclear decommissioning trust fund sales	12,093	20,360
Investment in nuclear decommissioning trust funds	(15,947)	(23,891)
Change in money pool receivable - net	(32,507)	64,011
Changes in other investments - net	2,381	915
Other regulatory investments	-	(13,622)
Net cash flow used in investing activities	(88,201)	(153,109)

FINANCING ACTIVITIES
Change in money pool payable - net	-	5,124
Redemption of preferred stock	(2,250)	(2,250)
Dividends paid:
Common stock	(33,600)	-
Preferred stock	(968)	(1,029)
Net cash flow provided by (used in) financing activities	(36,818)	1,845

Net increase (decrease) in cash and cash equivalents	16,191	(12,840)

Cash and cash equivalents at beginning of period	180,381	25,373

Cash and cash equivalents at end of period	$196,572	$12,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$37,457	$33,485

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,608	$2,923
Temporary cash investments - at cost,
which approximates market	193,964	177,458
Total cash and cash equivalents	196,572	180,381
Accounts receivable:
Customer	139,578	146,144
Allowance for doubtful accounts	(1,522)	(1,618)
Associated companies	133,836	106,990
Other	46,838	50,811
Accrued unbilled revenues	78,112	79,538
Total accounts receivable	396,842	381,865
Accumulated deferred income taxes	17,934	20,352
Fuel inventory - at average cost	75,806	69,211
Materials and supplies - at average cost	122,329	120,245
Deferred nuclear refueling outage costs	9,517	12,971
Prepayments and other	19,071	16,725
TOTAL	838,071	801,750

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	348,388	344,911
Non-utility property - at cost (less accumulated depreciation)	94,263	94,776
Other	23,585	25,218
TOTAL	466,236	464,905

UTILITY PLANT
Electric	8,905,494	8,857,166
Natural gas	94,366	92,368
Construction work in progress	145,111	149,392
Nuclear fuel under capital lease	65,604	73,422
Nuclear fuel	9,715	10,821
TOTAL UTILITY PLANT	9,220,290	9,183,169
Less - accumulated depreciation and amortization	4,299,104	4,263,307
UTILITY PLANT - NET	4,921,186	4,919,862

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	478,795	465,259
Other regulatory assets	967,100	1,001,016
Deferred fuel costs	100,124	100,124
Long-term receivables	8,359	9,833
Other	29,854	23,928
TOTAL	1,584,232	1,600,160

TOTAL ASSETS	$7,809,725	$7,786,677

See Notes to Financial Statements.

58

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$103,101	$79,584
Other	161,479	200,746
Customer deposits	71,355	68,844
Taxes accrued	27,397	27,781
Interest accrued	35,062	34,483
Deferred fuel costs	60,389	26,262
Obligations under capital leases	24,769	24,769
Pension and other postretirement liabilities	7,735	7,662
Other	11,833	31,933
TOTAL	503,120	502,064

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,827,120	1,803,461
Accumulated deferred investment tax credits	125,775	127,202
Obligations under capital leases	40,835	48,653
Other regulatory liabilities	60,434	53,648
Decommissioning and asset retirement cost liabilities	195,124	191,036
Transition to competition	79,098	79,098
Accumulated provisions	23,151	21,245
Pension and other postretirement liabilities	142,805	141,834
Long-term debt	2,358,939	2,358,327
Preferred stock with sinking fund	8,250	10,500
Other	198,827	196,731
TOTAL	5,060,358	5,031,735

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2007 and 2006	114,055	114,055
Paid-in capital	1,457,486	1,457,486
Retained earnings	646,959	653,924
Accumulated other comprehensive loss	(19,580)	(19,914)
TOTAL	2,246,247	2,252,878

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,809,725	$7,786,677

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007		2006
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$653,924		$659,102

Add: Net Income	27,597	$27,597	45,049	$45,049

Deduct:
Dividends declared on common stock	33,600		-
Preferred dividend requirements and other	962	962	1,022	1,022
	34,562		1,022

Retained Earnings - End of period	$646,959		$703,129

ACCUMULATED OTHER COMPREHENSIVE LOSS (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($19,914)		$ -
Other accumulated comprehensive income items	-		(1,409)

Pension and other postretirement liabilities (net of tax expense of $326)	$334	$334	-

Net unrealized investment gains	-	-	55	55

Balance at end of period:
Pension and other postretirement liabilities	(19,580)		-
Other accumulated comprehensive income items	-		(1,354)
Total	($19,580)		($1,354)
Comprehensive Income		$26,969		$44,082

See Notes to Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

			Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$242	$240	$2	1
Commercial	193	210	(17)	(8)
Industrial	255	317	(62)	(20)
Governmental	12	13	(1)	(8)
Total retail	702	780	(78)	(10)
Sales for resale
Associated companies	28	27	1	4
Non-associated companies	50	52	(2)	(4)
Other	15	(3)	18	600
Total	$795	$856	($61)	(7)

Billed Electric Energy
Sales (GWh):
Residential	2,322	2,096	226	11
Commercial	2,024	1,970	54	3
Industrial	3,584	3,679	(95)	(3)
Governmental	112	112	-	-
Total retail	8,042	7,857	185	2
Sales for resale
Associated companies	754	585	169	29
Non-associated companies	851	617	234	38
Total	9,647	9,059	588	6

ENTERGY LOUISIANA, LLC

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricanes Katrina and Rita, which caused catastrophic damage to Entergy Louisiana's service territory in August and September 2005, including the effect of extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, and Entergy Louisiana's efforts to recover storm restoration costs.

In February 2007, Entergy Louisiana and Entergy Gulf States filed rebuttal testimony and filed a second supplemental and amending application by which they seek authority from the LPSC to securitize their storm cost recovery and storm reserve amounts, together with certain debt retirement costs and upfront and ongoing costs of the securitized debt issued. Securitization is authorized by a law signed by the Governor of Louisiana in May 2006. The filing updates actual storm-related costs through January 2007 and estimated future costs, declaring that Entergy Louisiana's costs are $561 million and Entergy Gulf States' costs are $219 million.  The filing also updates the requested storm reserve amounts, requesting $141 million for Entergy Louisiana and $87 million for Entergy Gulf States.  Hearings began in late-April 2007. At the start of the hearing, a stipulation among Entergy Gulf States, Entergy Louisiana, the LPSC staff, and most other parties in the proceeding was read into the record. The stipulation quantifies the balance of storm restoration costs for recovery as $545 million for Entergy Louisiana and $187 million for Entergy Gulf States, and sets the storm reserve amounts at $152 million for Entergy Louisiana and $87 million for Entergy Gulf States. The stipulation also calls for securitization of the storm restoration costs and storm reserves in those same amounts. The LPSC has not issued a decision in the proceeding.

Results of Operations

Net Income

Net income increased $6.4 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and lower other income.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter of 2007 to the first quarter of 2006.
Amount
(In Millions)

2006 net revenue	$187.6
Volume/weather	32.5
Base revenues	27.2
Purchased power capacity	(30.5)
Other	(2.4)
2007 net revenue	$214.4

The volume/weather variance is due to increased electricity usage primarily in the industrial class, including electricity sales during the unbilled service period and the effect of more favorable weather in the service territory compared to 2006. Billed retail electricity usage increased a total of 573 GWh in all sectors. See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The base revenues variance is primarily due to increases effective September 2006 for the 2005 formula rate plan filing to recover LPSC-approved incremental deferred and ongoing capacity costs and for the interim recovery of storm costs. See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

The purchased power capacity variance is primarily due to higher purchased power capacity charges and the amortization of capacity charges effective September 2006 as a result of the formula rate plan filing in May 2006. A portion of the purchased power capacity costs is offset in base revenues due to a base rate increase implemented to recover incremental deferred and ongoing purchased power capacity charges, as mentioned above. See Note 2 to the financial statements in the Form 10-K for a discussion of the formula rate plan filing.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

  an increase of $41.6 million in fuel cost recovery revenues due to higher fuel rates and usage;
  an increase of $32.5 million related to volume/weather, as discussed above; and
  an increase of $27.2 million in base revenues, as discussed above.

The increase was partially offset by a decrease of $42.9 million in gross wholesale revenue due to decreased sales to affiliated systems.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power and an increase in net area demand, partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other regulatory credits decreased primarily due to the deferral of capacity charges in 2006 in addition to the amortization of these capacity charges in 2007 as a result of the May 2006 formula rate plan filing (for the 2005 test year) with the LPSC to recover such costs through base rates effective September 2006.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

  an increase of $2.1 million due to higher insurance premiums as a result of amending coverage in June 2006 and the timing of premium payments in 2007 compared to 2006;
  an increase of $1.5 million in distribution labor and contract costs;
  an increase of $1.4 million due to the amortization in 2006 of proceeds received from the radwaste settlement which is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  an increase of $1.1 million in vegetation maintenance expenses.

The increase was partially offset by the following:
  a decrease of $1.9 million in customer service costs, including a decrease in customer write-offs; and
  a decrease of $1.1 million in payroll and benefits costs.

Depreciation and amortization expenses increased primarily due to a revision made in the first quarter of 2006 of estimated depreciable lives involving certain intangible assets and an increase in plant in service.

Other income decreased primarily due to:

  a decrease in interest earned on deferred capacity charges;
  a decrease related to proceeds received in 2006 from the radwaste settlement discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYIS - Significant Factors and Known Trends - Central States Compact Claim" in the Form 10-K; and
  a decrease in the allowance for equity funds used during construction due to more construction work in progress in 2006 as a result of Hurricanes Katrina and Rita.

Income Taxes

The effective income tax rates for the first quarters of 2007 and 2006 were 35.6% and 39.9%, respectively. The difference in the effective income tax rate for the first quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$2,743	$105,285

Cash flow provided by (used in):
Operating activities	29,837	192,210
Investing activities	(41,487)	(218,567)
Financing activities	11,325	(71,254)
Net decrease in cash and cash equivalents	(325)	(97,611)

Cash and cash equivalents at end of period	$2,418	$7,674

Operating Activities

Cash flow from operations decreased $162.4 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to timing of collections of receivables from customers and payments to vendors, partially offset by increased recovery of deferred fuel costs.

Investing Activities

The decrease of $177.1 million in net cash used by investing activities for the first quarter of 2007 compared to the first quarter of 2006 is primarily due to higher distribution and transmission construction expenditures in 2006 due to Hurricanes Katrina and Rita.

Financing Activities

Entergy Louisiana's financing activities provided $11.3 million for the first quarter of 2007 compared to using $71.3 million for the first quarter of 2006 primarily due to money pool activity and the payment of $40 million on a credit facility in 2006.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2007	December 31, 2006

Net debt to net capital	45.8%	46.4%
Effect of subtracting cash from debt	0.1%	-
Debt to capital	45.9%	46.4%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and members' equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital.

In April 2007, Entergy Louisiana announced that it plans to pursue the self-build solid fuel repowering of a 538MW unit at its Little Gypsy plant.  Petroleum coke will be the unit's primary fuel source.  Entergy Louisiana expects to spend $1.02 billion on the project, and expects the project to be completed in 2011-2012. The planned capital investment estimate in the Form 10-K included the capital required for a project of this type.

Entergy Louisiana's payables to the money pool were as follows:
March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
(In Thousands)

($67,103)	($54,041)	($38,871)	($68,677)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, utility restructuring, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY LOUISIANA, LLC
INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$617,479	$552,057

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	193,956	204,004
Purchased power	197,763	176,614
Nuclear refueling outage expenses	4,197	4,234
Other operation and maintenance	91,467	84,102
Decommissioning	4,508	4,196
Taxes other than income taxes	13,814	16,006
Depreciation and amortization	48,978	42,085
Other regulatory charges (credits) - net	11,343	(16,138)
TOTAL	566,026	515,103

OPERATING INCOME	51,453	36,954

OTHER INCOME
Allowance for equity funds used during construction	3,948	5,587
Interest and dividend income	3,594	5,442
Miscellaneous - net	(1,232)	(798)
TOTAL	6,310	10,231

INTEREST AND OTHER CHARGES
Interest on long-term debt	20,233	20,378
Other interest - net	3,360	1,708
Allowance for borrowed funds used during construction	(2,746)	(3,851)
TOTAL	20,847	18,235

INCOME BEFORE INCOME TAXES	36,916	28,950

Income taxes	13,148	11,554

NET INCOME	23,768	17,396

Preferred dividend requirements and other	1,738	1,738

EARNINGS APPLICABLE TO
COMMON EQUITY	$22,030	$15,658

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, LLC
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$23,768	$17,396
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	104	(185)
Other regulatory charges (credits) - net	11,343	(16,138)
Depreciation, amortization, and decommissioning	53,486	46,281
Deferred income taxes, investment tax credits, and non-current taxes accrued	17,108	(149,174)
Changes in working capital:
Receivables	(19,852)	143,629
Accounts payable	(100,435)	(42,366)
Taxes accrued	15,123	35,756
Interest accrued	(1,764)	(2,397)
Deferred fuel costs	52,789	1,507
Other working capital accounts	(22,023)	153,597
Provision for estimated losses and reserves	(2,209)	1,067
Changes in other regulatory assets	7,084	23,903
Other	(4,685)	(20,666)
Net cash flow provided by operating activities	29,837	192,210

INVESTING ACTIVITIES
Construction expenditures	(56,974)	(211,398)
Allowance for equity funds used during construction	3,948	5,587
Insurance proceeds	2,765	-
Nuclear fuel purchases	(3,103)	-
Proceeds from the sale/leaseback of nuclear fuel	14,279	-
Proceeds from nuclear decommissioning trust fund sales	3,693	7,187
Investment in nuclear decommissioning trust funds	(6,095)	(10,117)
Other regulatory investments	-	(9,826)
Net cash flow used in investing activities	(41,487)	(218,567)

FINANCING ACTIVITIES
Additional equity from parent	1,119	-
Change in money pool payable - net	13,062	(29,806)
Changes in short-term borrowings	-	(40,000)
Distributions paid:
Preferred membership interests	(2,856)	(1,448)
Net cash flow provided by (used in) financing activities	11,325	(71,254)

Net decrease in cash and cash equivalents	(325)	(97,611)

Cash and cash equivalents at beginning of period	2,743	105,285

Cash and cash equivalents at end of period	$2,418	$7,674

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$24,402	$23,521

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
ASSETS
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$2,418	$2,743
Accounts receivable:
Customer	105,071	97,207
Allowance for doubtful accounts	(2,192)	(1,856)
Associated companies	48,235	28,621
Other	19,380	22,652
Accrued unbilled revenues	65,610	69,628
Total accounts receivable	236,104	216,252
Deferred fuel costs	-	46,310
Materials and supplies - at average cost	101,689	98,284
Deferred nuclear refueling outage costs	20,292	23,639
Prepayments and other	14,212	5,769
TOTAL	374,715	392,997

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	220,158	208,926
Non-utility property - at cost (less accumulated depreciation)	1,624	1,670
Other	4	4
TOTAL	221,786	210,600

UTILITY PLANT
Electric	6,755,036	6,693,633
Property under capital lease	252,972	252,972
Construction work in progress	177,219	190,454
Nuclear fuel under capital lease	75,120	82,464
TOTAL UTILITY PLANT	7,260,347	7,219,523
Less - accumulated depreciation and amortization	3,002,111	2,959,422
UTILITY PLANT - NET	4,258,236	4,260,101

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	156,720	157,789
Other regulatory assets	501,323	539,309
Deferred fuel costs	67,998	67,998
Long-term receivables	5,986	5,986
Other	25,795	20,062
TOTAL	757,822	791,144

TOTAL ASSETS	$5,612,559	$5,654,842

See Notes to Financial Statements.

70

ENTERGY LOUISIANA, LLC
BALANCE SHEETS
LIABILITIES AND MEMBERS' EQUITY
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$139,778	$160,555
Other	127,109	203,076
Customer deposits	74,361	72,579
Taxes accrued	21,360	6,237
Accumulated deferred income taxes	15,974	32,026
Interest accrued	28,725	30,489
Deferred fuel cost	6,479	-
Obligations under capital leases	39,067	39,067
Pension and other postretirement liabilities	8,368	8,276
Other	14,014	30,425
TOTAL	475,235	582,730

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,852,511	1,827,900
Accumulated deferred investment tax credits	88,443	89,242
Obligations under capital leases	36,052	43,397
Other regulatory liabilities	69,005	50,210
Decommissioning	243,045	238,536
Accumulated provisions	21,589	23,798
Pension and other postretirement liabilities	148,184	146,646
Long-term debt	1,147,650	1,147,647
Other	88,877	86,428
TOTAL	3,695,356	3,653,804

Commitments and Contingencies

MEMBERS' EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Members' equity	1,367,152	1,344,003
Accumulated other comprehensive loss	(25,184)	(25,695)
TOTAL	1,441,968	1,418,308

TOTAL LIABILITIES AND MEMBERS' EQUITY	$5,612,559	$5,654,842

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
STATEMENTS OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007		2006
	(In Thousands)
MEMBERS' EQUITY
Members' Equity - Beginning of period	$1,344,003		$1,105,172

Add:
Net income	23,768	$23,768	17,396	$17,396
Additional equity from parent	1,119		65,703
	24,887		83,099

Deduct:
Distributions declared:
Preferred membership interests	1,738	1,738	1,738	1,738
Other	-		97
	1,738		1,835

Members' Equity - End of period	$1,367,152		$1,186,436

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Pension and other postretirement liabilities	($25,695)		$-

Pension and other postretirement liabilities (net of tax expense of $466)	511	511	-

Balance at end of period:
Pension and other postretirement liabilities	($25,184)		$-
Comprehensive Income		$22,541		$15,658

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

			Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$196	$161	$35	22
Commercial	136	119	17	14
Industrial	225	193	32	17
Governmental	12	11	1	9
Total retail	569	484	85	18
Sales for resale
Associated companies	38	80	(42)	(53)
Non-associated companies	2	2	-	-
Other	8	(14)	22	157
Total	$617	$552	$65	12

Billed Electric Energy
Sales (GWh):
Residential	1,952	1,771	181	10
Commercial	1,300	1,246	54	4
Industrial	3,228	2,894	334	12
Governmental	115	111	4	4
Total retail (1)	6,595	6,022	573	10
Sales for resale
Associated companies	342	723	(381)	(53)
Non-associated companies	32	14	18	129
Total	6,969	6,759	210	3

(1) 2006 billed electric energy sales includes 96 GWh of billings related to 2005 deliveries that were billed in
     2006 because of billing delays following Hurricane Katrina, which results in an increase of 669 GWh in
     2007, or 11.3%.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net income increased $2.1 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher other income and higher net revenue, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expense, and a higher effective income tax rate.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter of 2007 to the first quarter of 2006.

Amount
(In Millions)

2006 net revenue	$90.3
Volume/weather	7.8
Attala costs	(6.6)
Other	2.4
2007 net revenue	$93.9

The volume/weather variance is primarily due to increased usage primarily during the unbilled sales period and more favorable weather on billed sales compared to the same period in 2006. 9; See Note 1 to the financial statements in the Form 10-K for a discussion of the accounting for unbilled revenues.

The Attala costs variance is primarily due to the deferral of Attala costs during the first quarter of 2006 that was recovered in the second quarter of 2006. The net income effect of this cost deferral was partially offset in other operation and maintenance expenses, depreciation expense, and taxes other than income taxes.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $147.3 million in fuel cost recovery revenues due to lower fuel rates, partially offset by higher power management rider rates.

Fuel and purchased power expenses decreased primarily due to a decrease in deferred fuel expense due to a decrease in fuel rates.

Other regulatory charges increased primarily due to the refunding in 2006, through the power management recovery rider, of gains recorded on gas hedging contracts in addition to the over-recovery in 2007, through the Grand Gulf rider, of Grand Gulf capacity charges. The increase was partially offset by the deferral of Attala costs in 2006, discussed above. There is no material effect on net income due to quarterly adjustments to the power management recovery rider.

Other Income Statement Variances

Other operation and maintenance expense increased primarily due to:

  an increase of $1.4 million in vegetation maintenance contract costs due to timing differences;
  an increase of $1.3 million in insurance costs as a result of higher premiums due to amending coverage in mid-2006 and timing differences in premium payments in 2007 compared to 2006;
  an increase of $1.2 million in fossil maintenance outage costs; and
  an increase of $1.1 million in costs associated with the operation of the Attala plant which was purchased in late-January 2006.

The increase was partially offset by a decrease of $1.7 million in loss reserves in 2007.

Depreciation and amortization expenses increased primarily due to an increase in plant in service. The increase is also due to an adjustment made in February 2006 as a result of a revision in estimated depreciable lives involving certain intangible assets.

Taxes other than income taxes decreased primarily due to lower franchise taxes in 2007.

Other income increased primarily due to the gain recorded on the sale of non-utility property and higher interest earned on money pool investments.

Interest expense decreased primarily due to a decrease in long-term debt outstanding as a result of the redemption of $100 million of first mortgage bonds in January 2007. Interest expense also decreased due to money pool activity.

Income Taxes

The effective income tax rates for the first quarters of 2007 and 2006 were 35.6% and 0.4%, respectively. The difference in the effective tax rate for the first quarter of 2006 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to the allowance for equity funds used during construction, the amortization of investment tax credits, and book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$73,417	$4,523

Cash flow provided by (used in):
Operating activities	(18,033)	60,292
Investing activities	84,504	(135,611)
Financing activities	(102,707)	80,199
Net increase (decrease) in cash and cash equivalents	(36,236)	4,880

Cash and cash equivalents at end of period	$37,181	$9,403

Operating Activities

Entergy Mississippi's operating activities used $18.0 million for the first quarter of 2007 compared to providing $60.3 million for the first quarter of 2006 primarily due to decreased collection of deferred fuel and purchased power costs, partially offset by the timing of payments to vendors.

Investing Activities

Investing activities provided $84.5 million in cash flow for the first quarter of 2007 compared to using $135.6 million for the first quarter 2006 primarily due to:

  the receipt of proceeds in 2007 from funds held in trust in 2006 that were used for the redemption in January 2007, prior to maturity, of $100 million 4.35% Series of First Mortgage Bonds;
  the purchase of the Attala plant for $88 million in January 2006; and
  higher construction expenditures in 2006 due to Hurricanes Katrina and Rita.

Financing Activities

Entergy's Mississippi's financing activities used $102.7 million for the first quarter of 2007 compared to providing $80.2 million for the first quarter of 2006 primarily due to the redemption, prior to maturity, of $100 million of first mortgage bonds in January 2007, and the issuance of $100 million of long-term debt during 2006, partially offset by money pool activity.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of March 31, 2007 is primarily due to the redemption of $100 million of First Mortgage Bonds in January 2007.

	March 31, 2007	December 31, 2006

Net debt to net capital	49.5%	51.9%
Effect of subtracting cash from debt	1.4%	2.4%
Debt to capital	50.9%	54.3%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information presented in the Form 10-K.

Entergy Mississippi's receivables from or (payables to) the money pool were as follows:

March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
(In Thousands)

$29,999	$39,573	($65,732)	($84,066)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, Entergy Mississippi has two separate credit facilities in the aggregate amount of $50 million that expire in May 2007. Borrowings under the credit facilities may be secured by a security interest in Entergy Mississippi's accounts receivable. Entergy Mississippi expects to renew both of its credit facilities prior to expiration. No borrowings were outstanding under either facility as of March 31, 2007.

In January 2007, Entergy Mississippi redeemed, prior to maturity, $100 million of 4.35% Series of First Mortgage Bonds due April 2008.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, and utility restructuring. The following is an update to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2007, Entergy Mississippi made its annual scheduled formula rate plan filing for the 2006 test year with the MPSC.  The filing shows that an increase of $12.9 million in annual electric revenues is warranted.  The Mississippi Public Utilities Staff is reviewing the filing.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for unbilled revenue and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$270,525	$373,234

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	70,974	179,157
Purchased power	95,835	124,426
Other operation and maintenance	45,115	40,965
Taxes other than income taxes	15,015	17,516
Depreciation and amortization	20,269	16,996
Other regulatory charges (credits) - net	9,795	(20,642)
TOTAL	257,003	358,418

OPERATING INCOME	13,522	14,816

OTHER INCOME
Allowance for equity funds used during construction	1,676	1,241
Interest and dividend income	1,448	229
Miscellaneous - net	2,252	(562)
TOTAL	5,376	908

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,382	11,115
Other interest - net	1,235	2,112
Allowance for borrowed funds used during construction	(1,119)	(814)
TOTAL	10,498	12,413

INCOME BEFORE INCOME TAXES	8,400	3,311

Income taxes	2,991	14

NET INCOME	5,409	3,297

Preferred dividend requirements and other	707	707

EARNINGS APPLICABLE TO
COMMON STOCK	$4,702	$2,590

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$5,409	$3,297
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	9,795	(20,642)
Depreciation and amortization	20,269	16,996
Deferred income taxes, investment tax credits, and non-current taxes accrued	(2,936)	62,760
Changes in working capital:
Receivables	11,621	14,211
Fuel inventory	(44)	(3,103)
Accounts payable	(10,893)	(53,206)
Taxes accrued	(23,943)	(33,121)
Interest accrued	1,697	1,323
Deferred fuel costs	(19,802)	123,076
Other working capital accounts	(15,662)	(38,085)
Provision for estimated losses and reserves	292	(23)
Changes in other regulatory assets	18,322	(14,621)
Other	(12,158)	1,430
Net cash flow provided by (used in) operating activities	(18,033)	60,292

INVESTING ACTIVITIES
Construction expenditures	(29,362)	(48,653)
Payment for purchase of plant	-	(88,199)
Allowance for equity funds used during construction	1,676	1,241
Change in money pool receivable - net	9,574	-
Change in other temporary investments - net	100,000	-
Proceeds from sale of assets	2,616	-
Net cash flow provided by (used in) investing activities	84,504	(135,611)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	99,240
Retirement of long-term debt	(100,000)	-
Change in money pool payable - net	-	(18,334)
Dividends paid:
Common stock	(2,000)	-
Preferred stock	(707)	(707)
Net cash flow provided by (used in) financing activities	(102,707)	80,199

Net increase (decrease) in cash and cash equivalents	(36,236)	4,880

Cash and cash equivalents at beginning of period	73,417	4,523

Cash and cash equivalents at end of period	$37,181	$9,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,401	$11,390

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,703	$2,128
Temporary cash investment - at cost,
which approximates market	35,478	71,289
Total cash and cash equivalents	37,181	73,417
Accounts receivable:
Customer	53,439	61,216
Allowance for doubtful accounts	(642)	(616)
Associated companies	36,367	45,040
Other	7,966	9,032
Accrued unbilled revenues	28,897	32,550
Total accounts receivable	126,027	147,222
Accumulated deferred income taxes	432	-
Fuel inventory - at average cost	7,689	7,645
Materials and supplies - at average cost	29,886	28,607
Other special deposits	-	100,000
Prepayments and other	13,674	7,398
TOTAL	214,889	364,289

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	5,243	6,061
TOTAL	10,774	11,592

UTILITY PLANT
Electric	2,736,499	2,692,971
Property under capital lease	4	17
Construction work in progress	65,331	79,950
TOTAL UTILITY PLANT	2,801,834	2,772,938
Less - accumulated depreciation and amortization	959,553	945,548
UTILITY PLANT - NET	1,842,281	1,827,390

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	28,579	26,378
Other regulatory assets	160,980	186,986
Long-term receivables	2,288	2,288
Other	24,653	21,968
TOTAL	216,500	237,620

TOTAL ASSETS	$2,284,444	$2,440,891

See Notes to Financial Statements.

80

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$58,171	$59,696
Other	26,843	38,097
Customer deposits	53,296	51,568
Taxes accrued	21,744	45,687
Accumulated deferred income taxes	-	3,963
Interest accrued	14,760	13,063
Deferred fuel costs	75,434	95,236
Obligations under capital leases	4	2
Other	7,787	17,622
TOTAL	258,039	324,934

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	519,452	516,558
Accumulated deferred investment tax credits	10,722	11,047
Other regulatory liabilities	5,965	-
Asset retirement cost liabilities	4,315	4,254
Accumulated provisions	10,328	10,036
Pension and other postretirement liabilities	64,368	64,604
Long-term debt	695,218	795,187
Other	45,317	46,253
TOTAL	1,355,685	1,447,939

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2007 and 2006	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	421,703	419,001
TOTAL	670,720	668,018

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,284,444	$2,440,891

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

			Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 101	$ 146	($45)	(31)
Commercial	90	130	(40)	(31)
Industrial	41	68	(27)	(40)
Governmental	9	13	(4)	(31)
Total retail	241	357	(116)	(32)
Sales for resale
Associated companies	16	8	8	100
Non-associated companies	6	8	(2)	(25)
Other	7	-	7	-
Total	$ 270	$ 373	($103)	(28)

Billed Electric Energy
Sales (GWh):
Residential	1,251	1,185	66	6
Commercial	1,070	1,040	30	3
Industrial	653	701	(48)	(7)
Governmental	95	93	2	2
Total retail	3,069	3,019	50	2
Sales for resale
Associated companies	146	71	75	106
Non-associated companies	84	68	16	24
Total	3,299	3,158	141	4

ENTERGY NEW ORLEANS, INC. (Debtor-in-possession)

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

See the Form 10-K for a discussion of the effects of Hurricane Katrina, which in August 2005 caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area, and Entergy New Orleans' efforts to seek recovery of storm restoration costs.

In March 2007, the City Council certified that Entergy New Orleans has incurred $205 million in storm-related costs through December 2006 that are eligible for CDBG funding under the state action plan, and certified Entergy New Orleans' estimated costs of $465 million for the gas system rebuild. In April 2007, Entergy New Orleans executed an agreement with the Louisiana Office of Community Development under which $200 million of CDBG funds will be made available to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved it on April 25, 2007. Entergy New Orleans received $171.7 million of the funds on April 27, 2007, and the remainder will be paid to Entergy New Orleans as it incurs and submits additional eligible costs.

Entergy has reached an agreement with one of its excess insurers under which Entergy will receive $69.5 million in settlement of its Hurricane Katrina claim. Entergy expects that $53.7 million of this amount will be allocated to Entergy New Orleans. Entergy New Orleans submitted the agreement to the bankruptcy court, which approved the agreement on April 25, 2007. Entergy expects to receive the proceeds under the settlement agreement by the end of May 2007.

Bankruptcy Proceedings

See the Form 10-K for a discussion of the Entergy New Orleans bankruptcy proceeding. On May 7, 2007, the bankruptcy judge entered an order confirming Entergy New Orleans' plan of reorganization. With the receipt of CDBG funds, and the agreement on insurance recovery with one of its excess insurers, Entergy New Orleans waived the conditions precedent in its plan of reorganization, and the plan became effective on May 8, 2007. Following are significant terms in Entergy New Orleans' plan of reorganization:

  Entergy New Orleans will pay in full, in cash, within 15 days of the effective date, the allowed third-party prepetition accounts payable (estimated at $29.5 million).
  Entergy New Orleans will issue notes due in three years in satisfaction of its affiliate prepetition accounts payable (estimated at $69.5 million), including its indebtedness to the Entergy System money pool.
  Entergy New Orleans will also pay interest from September 23, 2005 on the third-party and affiliate accounts payable at the Louisiana judicial rate of interest in 2005 (6%) and 2006 (8%), and at the Louisiana judicial rate of interest plus 1% thereafter. The Louisiana judicial rate of interest is 9.5% for 2007.
  Entergy New Orleans will repay to Entergy Corporation, in full, in cash, within 15 days of the effective date, the outstanding borrowings under the debtor-in-possession (DIP) credit agreement. On May 8, 2007, Entergy New Orleans had $67 million of outstanding borrowings under the DIP credit agreement.
  Entergy New Orleans' first mortgage bonds will remain outstanding with their current maturity dates and interest terms. Pursuant to an agreement with the first mortgage bondholders, Entergy New Orleans will pay, on the effective date, the first mortgage bondholders an amount equal to the one year of interest from the bankruptcy petition date that the bondholders had waived previously in the bankruptcy proceeding.

  Entergy New Orleans' preferred stock will remain outstanding on its current dividend terms, with payment, within 15 days of the effective date, of unpaid preferred dividends in arrears.
  Litigation claims will generally be unaltered, and will generally proceed as if Entergy New Orleans had not filed for bankruptcy protection, with exceptions for certain claims.

Entergy New Orleans currently estimates that the prepetition claims that will be allowed and paid (either in cash or by notes) in the bankruptcy case will approximate the prepetition liabilities currently recorded by Entergy New Orleans, including interest.

With confirmation of the plan of reorganization, Entergy expects to reconsolidate Entergy New Orleans in the second quarter 2007, retroactive to January 1, 2007. Because Entergy owns all of the common stock of Entergy New Orleans, reconsolidation will not affect the amount of net income that Entergy records from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' results being included in each individual income statement line item in 2007, rather than just its net income being presented as "Equity in earnings (loss) of unconsolidated equity affiliates," as will remain the case for 2005 and 2006.

Results of Operations

Net Income

Net income decreased $2.5 million in the first quarter 2007 compared to the first quarter 2006 primarily due to higher other operation and maintenance expenses and higher interest charges, partially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the changes in net revenue comparing the first quarter of 2007 to the first quarter of 2006.
Amount
(In Millions)

2006 net revenue	$40.3
Fuel recovery	21.1
Volume/weather	11.3
Net wholesale revenue	(25.3)
Other	2.6
2007 net revenue	$50.0

The fuel recovery variance is due to the inclusion of Grand Gulf costs in fuel recoveries effective July 1, 2006. In June 2006, the City Council approved the recovery of Grand Gulf costs through the fuel adjustment clause, without a corresponding change in base rates (a significant portion of Grand Gulf costs was previously recovered through base rates).

The volume/weather variance is due to an increase in electricity usage in the service territory in 2007 compared to the same period in 2006. The first quarter of 2006 was affected by customer losses following Hurricane Katrina. Billed retail electricity usage increased a total of 224 GWh compared to the first quarter of 2006, an increase of 32%.

The net wholesale revenue variance is due to higher energy available for resale sales in 2006 due to the decrease in retail usage caused by customer losses following Hurricane Katrina. In addition, 2006 revenue includes the sales into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf, pursuant to City Council approval of measures proposed by Entergy New Orleans to address the reduction in

Entergy New Orleans' retail customer demand caused by Hurricane Katrina and to provide revenue support for the costs of Entergy New Orleans' share of Grand Gulf.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to storm restoration work capitalized in 2006 as a result of Hurricane Katrina compared to normal operations and maintenance work in 2007.

Other income increased due to carrying costs of $2 million related to the Hurricane Katrina storm costs regulatory asset.

Interest and other charges increased primarily due to interest accruals on first mortgage bonds. On September 23, 2006, when the one-year interest moratorium agreed to by the bondholders expired, Entergy New Orleans resumed interest accruals on its outstanding first mortgage bonds. In addition, Entergy New Orleans began accruing interest on affiliate accounts payable as a result of its plan of reorganization filed with the bankruptcy court in February 2007. The plan of reorganization is discussed in Note 18 to the financial statements in the Form 10-K and updated in Note 9 to the financial statements herein.

Income Taxes

The effective income tax rate was 32.4% for the first quarter of 2007 and 37.5% for the first quarter of 2006. The effective income tax rate for the first quarter of 2007 was lower than the federal statutory rate of 35% primarily due to book and tax differences related to the allowance of equity funds used during construction and the amortization of deferred income taxes and investment tax credits, partially offset by book and tax differences related to utility plant items and state income taxes.

Preferred Dividends

No preferred dividends were declared during the first quarter of 2006. Due to its bankruptcy, Entergy New Orleans did not pay the preferred stock dividends due October 1, 2005; January 1, 2006; or April 1, 2006.

Because its plan of reorganization proposes to pay the accumulated, unpaid dividends on all three series of its preferred stock, Entergy New Orleans began accruing for those dividends in the fourth quarter 2006. The plan of reorganization is discussed in Note 9 to the financial statements.

Liquidity and Capital Resources

Debtor-in-Possession Credit Facility

See the Form 10-K for a discussion of the Entergy New Orleans debtor-in-possession (DIP) credit facility between Entergy New Orleans as borrower and Entergy Corporation as lender. As of March 31, 2007, Entergy New Orleans had $42 million of outstanding borrowings under the DIP credit agreement. During April 2007, at the same time as it made a scheduled pension plan contribution, Entergy New Orleans borrowed under the DIP credit agreement, and on May 8, 2007 had $67 million of outstanding borrowings under the DIP credit agreement.

Cash Flow

Cash flows for the first quarters of 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$17,093	$48,056

Cash flow provided by (used in):
Operating activities	17,191	30,729
Investing activities	(3,795)	(43,240)
Financing activities	(10,000)	(10,000)
Net increase (decrease) in cash and cash equivalents	3,396	(22,511)

Cash and cash equivalents at end of period	$20,489	$25,545

Operating Activities

Net cash provided by operating activities decreased $13.5 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to an increase in interest paid of $6.9 million. Entergy New Orleans' operating cash flow for the first quarter of 2007 is also affected by increased operating activity in 2007 compared to the first quarter of 2006 following Hurricane Katrina.

Investing Activities

Net cash used in investing activities decreased $39.4 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to capital expenditure activity in 2006 related to Hurricane Katrina. Entergy New Orleans also received proceeds of $10 million related to the sale in the first quarter of 2007 of a power plant that had been out of service since 1984.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table.

	March 31, 2007	December 31, 2006

Net debt to net capital	58.7%	60.4%
Effect of subtracting cash from debt	1.9%	1.5%
Debt to capital	60.6%	61.9%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. The following are updates to the Form 10-K.

Entergy New Orleans' payables to the money pool were as follows:

March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
(In Thousands)

($37,166)	($37,166)	($37,166)	($37,166)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool. Entergy New Orleans remains a participant in the money pool, but Entergy New Orleans has not made, and does not expect to make, any additional borrowings from the money pool while it is in bankruptcy proceedings. See Bankruptcy Proceedings above for a discussion of the treatment in Entergy New Orleans' plan of reorganization of the payable to the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation, the Energy Policy Act of 2005, environmental risks, and litigation risks. Following are updates to the discussion in the Form 10-K.

Federal Regulation

See "System Agreement Proceedings", "Independent Coordinator of Transmission", and "Available Flowgate Capacity Proceeding" in the "Significant Factors and Known Trends" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for updates to the discussion in the Form 10-K.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$121,619	$99,249
Natural gas	47,023	37,012
TOTAL	168,642	136,261

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	77,431	34,668
Purchased power	40,159	60,237
Other operation and maintenance	22,205	13,810
Taxes other than income taxes	9,774	8,600
Depreciation and amortization	8,123	7,464
Reorganization items	2,343	1,678
Other regulatory charges - net	1,033	1,043
TOTAL	161,068	127,500

OPERATING INCOME	7,574	8,761

OTHER INCOME
Allowance for equity funds used during construction	1,191	1,079
Interest and dividend income	2,733	803
Miscellaneous - net	(179)	(152)
TOTAL	3,745	1,730

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,245	184
Other interest - net	4,309	2,141
Allowance for borrowed funds used during construction	(898)	(863)
TOTAL	6,656	1,462

INCOME BEFORE INCOME TAXES	4,663	9,029

Income taxes	1,513	3,386

NET INCOME	3,150	5,643

Preferred dividend requirements and other	241	-

EARNINGS APPLICABLE TO
COMMON STOCK	$2,909	$5,643

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)
OPERATING ACTIVITIES
Net income	$3,150	$5,643
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	1,033	1,043
Depreciation and amortization	8,123	7,464
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,615	70,879
Changes in working capital:
Receivables	(6,626)	14,565
Fuel inventory	4,843	6,820
Accounts payable	15,069	(6,995)
Taxes accrued	7,123	-
Interest accrued	(1,377)	282
Deferred fuel costs	2,207	4,581
Other working capital accounts	(5,790)	(66,694)
Provision for estimated losses and reserves	421	-
Changes in other regulatory assets	(1,175)	7,308
Other	(25,425)	(14,167)
Net cash flow provided by operating activities	17,191	30,729

INVESTING ACTIVITIES
Construction expenditures	(17,836)	(44,319)
Allowance for equity funds used during construction	1,191	1,079
Insurance proceeds	2,804	-
Proceeds from the sale of assets	10,046	-
Net cash flow used in investing activities	(3,795)	(43,240)

FINANCING ACTIVITIES
Repayment of DIP credit facility	(9,908)	(10,000)
Dividends paid:
Preferred stock	(92)	-
Net cash flow used in financing activities	(10,000)	(10,000)

Net increase (decrease) in cash and cash equivalents	3,396	(22,511)

Cash and cash equivalents at beginning of period	17,093	48,056

Cash and cash equivalents at end of period	$20,489	$25,545

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$8,745	$1,859

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
ASSETS
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$661	$3,886
Temporary cash investments - at cost
which approximates market	19,828	13,207
Total cash and cash equivalents	20,489	17,093
Accounts receivable:
Customer	60,758	58,999
Allowance for doubtful accounts	(10,389)	(10,563)
Associated companies	23,607	17,797
Other	9,589	8,428
Accrued unbilled revenues	21,480	23,758
Total accounts receivable	105,045	98,419
Deferred fuel costs	16,789	18,996
Fuel inventory - at average cost	198	5,041
Materials and supplies - at average cost	7,612	7,825
Prepayments and other	10,904	5,641
TOTAL	161,037	153,015

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,016	1,107
TOTAL	4,275	4,366

UTILITY PLANT
Electric	700,959	698,081
Natural gas	190,483	186,932
Construction work in progress	12,858	21,824
TOTAL UTILITY PLANT	904,300	906,837
Less - accumulated depreciation and amortization	455,464	446,673
UTILITY PLANT - NET	448,836	460,164

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	300,824	295,440
Long term receivables	936	936
Other	9,464	7,230
TOTAL	311,224	303,606

TOTAL ASSETS	$925,372	$921,151

See Notes to Financial Statements.

90

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
DIP credit facility	$42,026	$51,934
Accounts payable:
Associated companies	97,771	94,686
Other	76,245	76,831
Customer deposits	16,139	14,808
Taxes accrued	9,209	2,086
Accumulated deferred income taxes	2,005	2,924
Interest accrued	16,627	18,004
Other	4,232	6,154
TOTAL CURRENT LIABILITIES	264,254	267,427

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	95,003	98,884
Accumulated deferred investment tax credits	3,067	3,157
SFAS 109 regulatory liability - net	71,740	71,870
Other regulatory liabilities	9,522	-
Retirement cost liability	2,635	2,591
Accumulated provisions	8,806	8,385
Pension and other postretirement liabilities	59,125	60,033
Long-term debt	229,879	229,875
Other	4,664	5,161
TOTAL NON-CURRENT LIABILITIES	484,441	479,956

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2007
and 2006	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	86,859	83,950
TOTAL	176,677	173,768

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$925,372	$921,151

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

			Increase/
Description	2007	2006	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$25	$17	$8	47
Commercial	38	35	3	9
Industrial	10	8	2	25
Governmental	15	10	5	50
Total retail	88	70	18	26
Sales for resale
Associated companies	34	7	27	386
Non-associated companies	-	27	(27)	(100)
Other	-	(5)	5	100
Total	$122	$99	$23	23

Billed Electric Energy
Sales (GWh):
Residential	234	138	96	70
Commercial	395	360	35	10
Industrial	137	102	35	34
Governmental	164	106	58	55
Total retail	930	706	224	32
Sales for resale
Associated companies	350	120	230	192
Non-associated companies	2	407	(405)	(100)
Total	1,282	1,233	49	4

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income decreased by $3.5 million for the first quarter of 2007 compared to the first quarter of 2006. The decrease is primarily due to a decrease in rate base in the first quarter of 2007 compared to the same period in 2006 resulting in lower operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2007 and 2006 were as follows:
	2007	2006
	(In Thousands)

Cash and cash equivalents at beginning of period	$135,012	$75,704

Cash flow provided by (used in):
Operating activities	59,420	59,065
Investing activities	(31,754)	107,623
Financing activities	(45,835)	(57,089)
Net increase (decrease) in cash and cash equivalents	(18,169)	109,599

Cash and cash equivalents at end of period	$116,843	$185,303

Investing Activities

Investing activities used $31.8 million in cash flow for the first quarter of 2007 compared to providing $107.6 million for the first quarter of 2006 primarily due to money pool activity.

Financing Activities

The decrease of $11.3 million in net cash used in financing activities for the first quarter of 2007 compared to the first quarter of 2006 was primarily due to a decrease of $11.6 million in common stock dividends.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2007	December 31, 2006

Net debt to net capital	47.7%	46.4%
Effect of subtracting cash from debt	3.5%	4.2%
Debt to capital	51.2%	50.6%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and common shareholder's equity. Net capital consists of capital less cash and cash equivalents. System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital. The following is an update to the Form 10-K.

System Energy's receivables from the money pool were as follows:

March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
(In Thousands)

$99,031	$88,231	$155,495	$277,287

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the Energy Policy Act of 2005, nuclear matters, litigation risks, and environmental risks.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See "New Accounting Pronouncements" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of new accounting pronouncements.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING REVENUES
Electric	$126,157	$131,654

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	8,388	11,213
Nuclear refueling outage expenses	4,535	3,573
Other operation and maintenance	24,237	23,252
Decommissioning	6,255	5,819
Taxes other than income taxes	8,411	6,189
Depreciation and amortization	25,962	25,677
Other regulatory credits - net	(1,960)	(1,980)
TOTAL	75,828	73,743

OPERATING INCOME	50,329	57,911

OTHER INCOME
Allowance for equity funds used during construction	416	683
Interest and dividend income	5,815	5,629
Miscellaneous - net	(79)	(107)
TOTAL	6,152	6,205

INTEREST AND OTHER CHARGES
Interest on long-term debt	12,353	12,533
Other interest - net	16	28
Allowance for borrowed funds used during construction	(135)	(215)
TOTAL	12,234	12,346

INCOME BEFORE INCOME TAXES	44,247	51,770

Income taxes	16,950	21,022

NET INCOME	$27,297	$30,748

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)

OPERATING ACTIVITIES
Net income	$27,297	$30,748
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(1,960)	(1,980)
Depreciation, amortization, and decommissioning	32,217	31,496
Deferred income taxes, investment tax credits and non-current taxes accrued	57,248	25,174
Changes in working capital:
Receivables	969	8,979
Accounts payable	17,411	1,039
Taxes accrued	(47,988)	(18,964)
Interest accrued	(31,678)	(30,412)
Other working capital accounts	(17,321)	(2,097)
Changes in other regulatory assets	721	(4,392)
Other	22,504	19,474
Net cash flow provided by operating activities	59,420	59,065

INVESTING ACTIVITIES
Construction expenditures	(14,275)	(8,122)
Allowance for equity funds used during construction	416	683
Nuclear fuel purchases	(56,279)	(370)
Proceeds from sale/leaseback of nuclear fuel	56,370	370
Proceeds from nuclear decommissioning trust fund sales	27,337	27,489
Investment in nuclear decommissioning trust funds	(34,523)	(34,219)
Change in money pool receivable - net	(10,800)	121,792
Net cash flow provided by (used in) investing activities	(31,754)	107,623

FINANCING ACTIVITIES
Retirement of long-term debt	(23,335)	(22,989)
Dividends paid:
Common stock	(22,500)	(34,100)
Net cash flow used in financing activities	(45,835)	(57,089)

Net increase (decrease) in cash and cash equivalents	(18,169)	109,599

Cash and cash equivalents at beginning of period	135,012	75,704

Cash and cash equivalents at end of period	$116,843	$185,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$42,592	$41,520

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$143	$56
Temporary cash investments - at cost,
which approximates market	116,700	134,956
Total cash and cash equivalents	116,843	135,012
Accounts receivable:
Associated companies	142,349	142,121
Other	12,904	3,301
Total accounts receivable	155,253	145,422
Materials and supplies - at average cost	60,846	61,097
Deferred nuclear refueling outage costs	13,166	5,060
Prepayments and other	10,946	1,480
TOTAL	357,054	348,071

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	289,801	281,430

UTILITY PLANT
Electric	3,245,500	3,248,582
Property under capital lease	471,933	471,933
Construction work in progress	49,481	38,088
Nuclear fuel under capital lease	104,645	55,280
Nuclear fuel	10,222	10,222
TOTAL UTILITY PLANT	3,881,781	3,824,105
Less - accumulated depreciation and amortization	2,021,979	2,000,320
UTILITY PLANT - NET	1,859,802	1,823,785

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	88,288	92,600
Other regulatory assets	295,030	293,292
Other	13,396	14,062
TOTAL	396,714	399,954

TOTAL ASSETS	$2,903,371	$2,853,240

See Notes to Financial Statements.

98

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2007 and December 31, 2006
(Unaudited)

	2007	2006
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$96,701	$93,335
Accounts payable:
Associated companies	4,966	1,634
Other	40,715	26,636
Taxes accrued	-	47,988
Accumulated deferred income taxes	4,945	1,828
Interest accrued	14,457	46,135
Obligations under capital leases	33,142	33,142
TOTAL	194,926	250,698

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	353,318	304,691
Accumulated deferred investment tax credits	67,791	68,660
Obligations under capital leases	71,503	22,138
Other regulatory liabilities	266,158	242,029
Decommissioning	349,101	342,846
Accumulated provisions	2,422	2,422
Pension and other postretirement liabilities	32,735	32,060
Long-term debt	703,234	729,914
Other	-	396
TOTAL	1,846,262	1,745,156

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2007 and 2006	789,350	789,350
Retained earnings	72,833	68,036
TOTAL	862,183	857,386

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,903,371	$2,853,240

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

1/01/2007-1/31/2007	55,000	$92.07	55,000	$1,500,000,000
2/01/2007-2/28/2007	4,907,042	$98.39	4,907,042	$1,027,316,661
3/01/2007-3/31/2007	710,000	$98.92	710,000	$999,999,949
Total	5,672,042	$98.39	5,672,042

(1)

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. In addition to this authority, on January 29, 2007, the Board approved a repurchase program under which Entergy is authorized to repurchase up to $1.5 billion of its common stock. The program does not have an expiration date, but Entergy expects to complete it over the next two years. See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

(2)

Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5. Other Information

Other Generation Resources

On April 5, 2007 the FERC issued an Opinion and Order on Rehearing and Clarification (Opinion) in the proceeding involving Entergy Louisiana and Entergy New Orleans' three long-term contracts to procure power from affiliates that are discussed in Part 1, Item 1 of the Form 10-K.  In its Opinion, the FERC rejects the Utility operating companies and the LPSC's request to allow Entergy New Orleans and Entergy Louisiana to purchase the Independence plant capacity and energy for a term extending for the life-of-the-unit, as originally proposed, as opposed to the ten-year term ordered by the FERC in its initial opinion.  The Opinion also clarifies that while the Utility operating companies' use of bid information obtained from the 2002 request for proposal to develop the Entergy Arkansas base load purchase power agreements was improper, the record does not establish that the communications constituted a violation of the Utility operating companies' code of conduct.  The Opinion further clarified that the retained share of Grand Gulf that is purchased by Entergy Louisiana and Entergy New Orleans from Entergy Arkansas should be priced at cost, and not at the below-cost price of $46/MWh specified in the original opinion.  Additionally, the Opinion rejects: (1) the LPSC's argument that one-month capacity sales by Entergy Arkansas to third parties triggered a right-of-first refusal on behalf of the other Utility operating companies related to Entergy Arkansas' base load capacity; and (2) the LPSC's argument that Entergy Gulf States was entitled to a portion of the River Bend purchased power agreement (rather than just Entergy Louisiana and Entergy New Orleans) and the LPSC's jurisdictional arguments related thereto.

Environmental Regulation and Proceedings

Clean Air Act and Subsequent Amendments

New Source Review (NSR)

In April 2007 the U.S. Supreme Court ruled that the applicability of Clean Air Act NSR requirements are not limited only to modifications that create an increase in hourly emission rates, but also can apply to modifications that create an increase in annual emission rates (Environmental Defense v. Duke Energy). This holding reversed a Fourth Circuit Court of Appeals decision limiting the applicability of NSR. This Supreme Court decision may result in a renewed effort by the EPA to bring enforcement actions against electric generating units for major non-permitted facility modifications. As discussed in the Form 10-K, Entergy has an established process for identifying modifications requiring additional Clean Air Act permitting approval and has not been the subject of EPA or state enforcement action regarding NSR.

Future Legislative and Regulatory Developments

In April 2007 the U.S. Supreme Court held that the EPA is authorized by the current provisions of the Clean Air Act to regulate emissions of CO2 and other "greenhouse gases" as "pollutants" (Massachusetts v. EPA) and that the EPA is required to regulate these emissions from motor vehicles if the emissions are anticipated to endanger public health or welfare. The Supreme Court directed the EPA to make further findings in this regard. The decision is expected to affect a similar case pending in the U.S. Court of Appeals for the D.C. Circuit (Coke Oven Environmental Task Force v. EPA) considering the same question under a similar Clean Air Act provision in the context of CO2 emissions from electric generating units. Although Entergy cannot predict how the D.C. Circuit or the EPA will react to the Supreme Court decision, one outcome could be a decision to regulate, under the Clean Air Act, emissions of CO2 and other "greenhouse gases" from motor vehicles or from power plants. Entergy is participating as a friend of the court in both of these cases in support of reasonable market-based regulation of CO2 as a pollutant under the Clean Air Act.

Bankruptcy of Entergy New Orleans - Order Confirming Plan of Reorganization

On May 7, 2007, Judge Jerry Brown of the United States Bankruptcy Court for the Eastern District of Louisiana entered an order confirming Entergy New Orleans' plan of reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). For a summary of the material features of the plan of reorganization, see "Bankruptcy Proceedings" in Entergy New Orleans' Management's Financial Discussion and Analysis in this report on Form 10-Q. No shares or other units of Entergy Corporation or Entergy New Orleans are reserved for future issuance in respect of claims and interests filed and allowed under the plan. Information regarding the assets and liabilities of Entergy New Orleans can be found in its financial statements and the notes thereto contained in the report on Form 10-Q. A copy of the plan of reorganization as confirmed is included as Exhibit 2(a) to this report on Form 10-Q.

Entergy Corporation Revolving Credit Facilities

As more fully-described in its report on Form 8-K filed on June 1, 2005 and in Note 4 to the financial statements in this report, Entergy Corporation has two revolving credit facilities available to it. Entergy Corporation from time to time has borrowed under the facilities and has also from time to time issued letters of credit against the borrowing capacity of the facilities. Following is a summary of the borrowings outstanding and capacity available under these facilities as of May 8, 2007:

Facility	Capacity	Borrowings	Letters of Credit	Capacity Available
	(In Millions)

5-Year Facility	$2,000	$895	$79	$1,026
3-Year Facility	$1,500	$1,030	$-	$470

Amendment to Entergy New Orleans Articles of Incorporation and By-Laws

Effective May 8, 2007, pursuant to the terms of its plan of reorganization, Entergy New Orleans amended its articles of incorporation and its by-laws. The amendments:

  Remove the unsecured debt provision that was provided in Article Fifth, paragraph 7(b), and Article Fifth, II, paragraph (D)(2) that required, under certain circumstances, the preferred shareholders of Entergy New Orleans to consent to the issuance or assumption of unsecured notes, debentures or other securities representing unsecured indebtedness.
  Prohibit the issuance of nonvoting equity securities to the extent required by section 1123(a) of the United States Bankruptcy Code.
  Provide for common stock dividend restrictions for a period of up to three years.
  Specify that the foregoing common stock dividend restriction is not for the benefit of, and does not affect the rights of, the preferred shareholders for any purpose.

The Amended and Restated Articles of Incorporation of Entergy New Orleans, Inc. are included as Exhibit 3(a) and the Amended By-Laws of Entergy New Orleans, Inc. are included as Exhibit 3(b) to this report on Form 10-Q.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2002	2003	2004	2005	2006	2007

Entergy Arkansas	2.79	3.17	3.37	3.75	3.37	3.30
Entergy Gulf States	2.49	1.51	3.04	3.34	3.01	2.85
Entergy Louisiana	3.14	3.93	3.60	3.50	3.23	3.26
Entergy Mississippi	2.48	3.06	3.41	3.16	2.54	2.68
Entergy New Orleans	(a)	1.73	3.60	1.22	1.52	1.24
System Energy	3.25	3.66	3.95	3.85	4.05	3.94

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2002	2003	2004	2005	2006	2007

Entergy Arkansas	2.53	2.79	2.98	3.34	3.06	3.01
Entergy Gulf States	2.40	1.45	2.90	3.18	2.90	2.74
Entergy Louisiana	-	-	-	-	2.90	2.94
Entergy Mississippi	2.27	2.77	3.07	2.83	2.34	2.45
Entergy New Orleans	(a)	1.59	3.31	1.12	1.35	1.11

(a)

Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

Item 6. Exhibits *

2(a) -	Chapter 11 Plan of Reorganization of Entergy New Orleans, Inc., as modified, dated May 2, 2007, confirmed by bankruptcy court order dated May 7, 2007.

3(a) -	Amended and Restated Articles of Incorporation of Entergy New Orleans, Inc., as amended May 8, 2007.

3(b) -	Amended By-Laws of Entergy New Orleans, Inc., as amended May 8, 2007.

12(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

103

12(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States.

32(f) -	Section 1350 Certification for Entergy Gulf States.

32(g) -	Section 1350 Certification for Entergy Gulf States.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Louisiana.

104

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy Mississippi.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy New Orleans.

32(n) -	Section 1350 Certification for System Energy.

32(o) -	Section 1350 Certification for System Energy.

___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of the total assets of Entergy Corporation and its subsidiaries on a consolidated basis.
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2007, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2007.

**	Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION ENTERGY ARKANSAS, INC. ENTERGY GULF STATES, INC. ENTERGY LOUISIANA, LLC ENTERGY MISSISSIPPI, INC. ENTERGY NEW ORLEANS, INC. SYSTEM ENERGY RESOURCES, INC.

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: May 9, 2007